Form 10-Q
period 1993-11-30
RHODES INC
filed 1994-01-14
CIK 83679

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)

 [X]                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 1993

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    Commission File Number:          0-8966
                                            --------------------------

                                  RHODES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Georgia                                   58-0536190
- -------------------------------                 -----------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)

                           4370 Peachtree Road, N.E.
                             Atlanta, Georgia    30319
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (404) 264-4600
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X       No
                                                ---        ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
         Class                                           January 7, 1994
         ------                                          ---------------
Common Stock, No Par Value                                  9,777,433
- --------------------------                               ---------------

                                 RHODES, INC.

                                    INDEX



Part I.                      Financial Information

         Recent Developments

         Item 1. Financial Statements

                 Condensed Consolidated Balance Sheets - -
                          February 28, 1993 and November 30, 1993

                 Condensed Consolidated Statement of Operations
                          and Accumulated Deficit for the Three
                          Months and Nine Months Ended November 30, 1992 and November 30, 1993

                 Condensed Consolidated Statement of Cash Flows
                          for the Nine Months Ended November 30, 1992
                          and November 30, 1993


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  RHODES, INC.

                                     PART I

                             FINANCIAL INFORMATION



RECENT DEVELOPMENTS

         A number of important events occurred during Rhodes, Inc.'s ("Rhodes" or the "Company") nine month period ended November 30, 1993. The full impact of these events is best analyzed by reading the enclosed pro forma results of operations in addition to the historical financial statements presented herein.


RECAPITALIZATION

         On June 24, 1993 Rhodes completed the sale of 4,167,000 shares of its Common Stock at $12.00 per share in its initial public offering (the "Offering"). The Offering was an integral step in a series of transactions (described below) constituting a recapitalization of the Company (the "Recapitalization"). The Recapitalization enhanced the Company's strategic, financial and operating flexibility by increasing shareholders' equity and reducing indebtedness and interest expense. Each component of the Recapitalization was consummated on June 24, 1993, except for the 17% Debenture Redemption (defined below) which was consummated on July 26, 1993.


         COMMON STOCK OFFERING


         As part of the Recapitalization, the Company offered 4,167,000 shares of Common Stock for sale to the public, of which Green Capital Investors, L.P. ("Green Capital") purchased 250,000 shares. Green Capital is controlled by Holcombe T. Green, Jr., Chairman of the Board of the Company. The net proceeds from the Offering (after deducting underwriting discounts and expenses paid by the Company) were approximately $45.5 million.

         SENIOR SECURED FINANCING


         On June 24, 1993, certain institutional investors purchased $40.0 million principal amount of long-term indebtedness (the "Senior Secured Financing") concurrently with the closing of the Offering. The Senior Secured Financing consists of two tranches, with $30.0 million aggregate principal amount maturing in 1999 and bearing interest at a rate of 9% per annum and $10.0 million aggregate principal amount maturing in 2000 and bearing interest at a rate of 10% per annum. The net proceeds to the Company from the Senior Secured Financing were approximately $39.1 million. The Senior Secured Financing is secured by liens on all of the real estate owned by the Company.

         THE EXCHANGE
         On the terms and subject to the conditions contained in an exchange agreement between the Company and Green Capital (the "Exchange Agreement"), the Company issued 2,859,115 shares of Common Stock to Green Capital in exchange for approximately 78.1% of the outstanding 17% Junior Discount Subordinated Redeemable Debentures Due 2000 (the "17% Debentures"), at their accreted value ($34.3 million as of June 24, 1993), owned by Green Capital. Additionally, pursuant to the Exchange Agreement, the Company issued 1,221,666 shares of Common Stock to Green Capital in exchange for all of the outstanding shares of the Company's Class A Preferred Stock (1,000 shares with a stated value of $10.0 million and accumulated, unpaid dividends aggregating approximately $4.7 million as of June 24, 1993). Upon completion of the Recapitalization, Holcombe T. Green, Jr. beneficially owned approximately 56.7% of the outstanding shares of Common Stock.



         REPAYMENT OF INDEBTEDNESS

                 12% Secured Term Loan

         As part of the Recapitalization, on June 24, 1993 the Company repaid the $36.2 million outstanding principal amount of its 12% Secured Term Loan with Jackson National Life Insurance Co. ("Jackson National"). The 12% Secured Term Loan, which was to mature on April 1, 1997, was prepaid by the Company without penalty.


                 15% Notes

         As part of the Recapitalization, on June 24, 1993 the Company redeemed the $40.0 million outstanding principal amount of the 15% Senior Subordinated Notes due September 20, 1998 (the "15% Notes"). Although the 15% Notes were not redeemable at that date, the consent of the holders thereof to early redemption was obtained. In connection with the redemption of the 15% Notes; the Company incurred $2.6 million of prepayment penalties, $2.3 million of which was payable to Jackson National, the holder of $35.0 million principal amount of the 15% Notes.

                 17% Debentures

         Upon consummation of the other components of the Recapitalization, the Company called for redemption of the 17% Debentures that were not subject to the Exchange in accordance with the provisions of the indenture under which the 17% Debentures were issued (the "17% Debenture Redemption"). The 17% Debenture Redemption was completed at a redemption price equal to the aggregate accreted value of the 17% Debentures of approximately $9.7 million on July 26, 1993.

         MISCELLANEOUS

         In order to consummate the Recapitalization, the Company borrowed $3.9 million under a committed, unsecured line of credit maintained with Green Capital. Borrowings under this line of credit currently bear an annual interest rate of 8.0%. All amounts outstanding under this line of credit have been repaid.

         Effective upon consummation of the Recapitalization, the Company terminated the management arrangement with Green Capital pursuant to which Rhodes paid to Green Capital a $400,000 annual management fee for certain management services.


         SOURCES AND USES OF FUNDS

         The following table breaks down the sources and uses of funds in the Recapitalization, as of the Closing Date.

                                                                                    (In Millions)
                 Sources of Funds:
                          Senior Secured Financing, net                                 $39.1
                          Common Stock Offering, net                                     45.5
                          Borrowing under Green Capital line of credit                    3.9
                                                                                        -----
                                  Total Sources of Funds to the Company                 $88.5
                                                                                        =====

                 Uses of Funds:
                          Repayment of 12% Secured Term Loan                            $36.2
                          Redemption of 15% Notes                                        40.0
                          Redemption of remaining 17% Debentures                          9.7
                          Prepayment penalties                                            2.6
                                                                                        -----
                                  Total Uses of Funds by the Company                    $88.5
                                                                                        =====

                         RHODES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (UNAUDITED)
                                     ASSETS

                                                       FEBRUARY 28,       NOVEMBER 30,
                                                           1993              1993
                                                       ------------       -----------
  CURRENT ASSETS:
    Cash                                           $           158  $         130
    Accounts receivable                                      2,222          2,322
    Inventories at LIFO cost                                37,326         45,577
    Prepaid expenses and other                               4,843          7,543
                                                           -------        -------
           Total Current Assets                             44,549         55,572
  PROPERTY AND EQUIPMENT, at cost, less accumulated
    depreciation and amortization of $25,210 at
    February 28, 1993 and $28,654 at November 30, 1993      46,845         47,799
                                                           -------        -------
  CAPITALIZED REAL ESTATE LEASES, at cost, less
    accumulated amortization of $3,367 at February 28,
    1993 and $3,936 at November 30, 1993                     8,577          8,009
  INTANGIBLE ASSETS, net                                    ------         ------
    Goodwill                                                63,914         62,566
    Favorable leases                                         5,888          5,070
    Other intangibles                                        2,331          2,564
                                                           -------        -------
           Total Intangible Assets                          72,133         70,200
                                                           -------        -------
  OTHER ASSETS                                                 992          1,058
                                                           -------        -------
           TOTAL ASSETS                            $       173,096  $     182,638
                                                           =======        =======
                            LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Notes and loans payable                        $         7,447  $       3,312
    Current maturities of long-term debt
     and capital lease obligations                           5,041          1,120
    Accounts payable                                        19,279         27,525
    Accrued sales tax                                          249            962
    Accrued liabilities                                     13,583         15,551
    Accrued Interest                                         3,058          1,640
    Deferred income                                          8,309         10,371
    Current income taxes payable                                --          2,239
    Current portion deferred gain-sale/leasebacks              318            318
                                                           -------        -------
           Total Current Liabilities                        57,284         63,038
                                                           -------        -------
  DEFERRED INCOME TAXES                                      3,101          1,781
                                                           -------        -------
  LONG-TERM DEBT, less current maturities                  118,171         42,175
                                                           -------        -------
  OBLIGATIONS UNDER CAPITAL LEASES                          15,047         15,239
                                                           -------        -------
  DEFERRED GAIN-SALE/LEASEBACKS                              3,343          3,105
                                                           -------        -------
  COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
    Class A Preferred stock, cumulative dividends, no
       par value, 1 share authorized and issued at          14,181             --
       February 28, 1993
    Common stock, no par value, 10,000 shares
       authorized and 1,476 shares issued and outstanding
       at February 28, 1993, 20,000 shares authorized           --             --
       9,760 shares outstanding at November 30, 1993
    Paid-in-Capital                                         12,487        106,772
    Accumulated deficit                                    (50,518)       (49,472)
                                                           -------        -------
           Total Shareholders' Equity (Deficit)            (23,850)        57,300
                                                           -------        -------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $       173,096  $     182,638
                                                           =======        =======

  The accompanying notes are an integral part of these condensed consolidated balance sheets.
                                      4

                         RHODES, INC. AND SUBSIDIARIES
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            QUARTER         QUARTER       NINE MONTHS     NINE MONTHS
                                             ENDED           ENDED           ENDED           ENDED
                                          NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,
                                              1992            1993            1992            1993
NET SALES                                 $  79,071       $  86,179       $ 218,093       $ 239,187
COST OF GOODS SOLD                           40,767          44,259         114,017         123,750
                                            -------         -------         -------         -------
GROSS PROFIT                                 38,304          41,920         104,076         115,437

FINANCE CHARGES &
 INSURANCE COMMISSIONS                        1,269           1,140          12,698           3,658
                                            -------         -------         -------         -------
OPERATING EXPENSES:
   Selling                                   14,206          13,709          37,678          38,073
   General & administrative                  19,616          21,204          61,440          61,877
   Amortization of intangibles                  792             787           2,463           2,338
   Provision for credit losses                  177              37           4,696             116
   Other (income) expense, net                    3             (94)           (353)             (1)
                                            -------         -------         -------         -------
                                             34,794          35,643         105,924         102,403
                                            -------         -------         -------         -------
INCOME BEFORE INTEREST
   EXPENSE AND INCOME TAXES                   4,779           7,417          10,850          16,692

   Interest expense - net                     5,618           1,734          18,875           9,947
                                            -------         -------         -------         -------
INCOME (LOSS) BEFORE INCOME TAXES
   AND EXTRAORDINARY ITEM                      (839)          5,683          (8,025)          6,745
PROVISION (BENEFIT) FOR INCOME TAXES              -           2,239          (1,145)          2,972
                                            -------         -------         -------         -------

NET INCOME (LOSS) BEFORE
   EXTRAORDINARY ITEM                          (839)          3,444          (6,880)          3,773

EXTRAORDINARY ITEM-EARLY RETIREMENT OF
   DEBT, NET OF INCOME TAX EFFECT                 -               -               -          (2,727)
                                            -------         -------         -------         -------
NET INCOME (LOSS)                              (839)          3,444          (6,880)          1,046

ACCUMULATED DEFICIT AT
   BEGINNING OF PERIOD                      (46,728)        (52,916)        (40,687)        (50,518)
                                           --------        --------        --------        --------
ACCUMULATED DEFICIT AT END OF PERIOD      $ (47,567)      $ (49,472)      $ (47,567)      $ (49,472)
                                            =======         =======         =======         =======

NET INCOME (LOSS) PER SHARE OF COMMON
  STOCK BEFORE EXTRAORDINARY ITEM         $   (0.57)      $    0.35       $   (4.67)      $    0.59

EXTRAORDINARY ITEM PER SHARE
  OF COMMON STOCK                                 -               -               -           (0.43)
                                           --------        --------        --------        --------
NET INCOME (LOSS) PER SHARE               $   (0.57)      $    0.35       $   (4.67)      $    0.16
                                            =======         =======         =======         =======
WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING                 1,476           9,838           1,472           6,365
                                            =======         =======         =======         =======

PRO FORMA NET INCOME (LOSS) PER COMMON
  SHARE (NOTE 1)

   NET INCOME PER SHARE BEFORE
     EXTRAORDINARY ITEM                   $    0.17       $    0.35       $    0.27       $    0.70

   EXTRAORDINARY ITEM PER SHARE                   -               -               -           (0.28)
                                           --------        --------        --------        --------

   NET INCOME (LOSS) PER SHARE            $    0.17       $    0.35       $    0.27       $    0.42
                                            =======         =======         =======         =======

PRO FORMA WEIGHTED AVERAGE SHARES
   (NOTE 1)                                   9,777           9,838           9,782           9,813
                                            =======         =======         =======         =======

The accompaning notes are an integral part of this condensed consolidated statement.
                                       5

                         RHODES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS        NINE MONTHS
                                                                  ENDED              ENDED
                                                             NOVEMBER 30, 1992  NOVEMBER 30, 1993
                                                             -----------------  -----------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                        $   (6,880)        $    1,046

     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
           Extraordinary item-early retirement of debt                 -                  3,527
           Depreciation and amortization                               4,862              4,741
           Change in deferred income taxes                            (1,219)            (1,320)
           Amortization of intangibles                                 2,463              2,338
           Non-cash interest expense                                   4,869              2,626
           Amortization of gain-sale/leasebacks                         (238)              (238)
           Write-off of intangible assets                                296                 --
           Changes in current assets and liabilities:
              Receivables, net                                       168,942               (100)
              Inventories                                             (1,877)            (8,251)
              Prepaid expenses and other                              (1,166)            (2,700)
              Accounts payable and accrued
                liabilities                                           (6,146)            11,755
              Deferred income on warranties, undelivered
                sales and credit commissions                           4,777              2,062
                                                                     -------            -------
              Net cash provided by operating activities           $  168,683         $   15,486
                                                                     -------            -------
     CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
         Retirements of property and equipment, net                      299                 55
         Additions to property and equipment                          (2,356)            (5,135)
         Additions to intangible assets                                -                 (1,261)
         Increase in other assets, net                                  (495)              (165)
         Increase in obligations under capital leases                   (148)               192
                                                                     -------            -------
              Net cash used in investing activities               $   (2,700)        $   (6,314)
                                                                     -------            -------
     CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
         Repayment of short-term debt                               (162,052)            (4,135)
         Prepayment penalty for early retirement of debt               -                 (2,624)
         Proceeds from the Senior Secured Financing                    -                 40,000
         Repayment of long-term debt                                  (4,060)           (88,235)
         Proceeds from the sale of stock                               -                 45,499
         Exercise of stock options                                        54                295
                                                                     -------            -------
              Net cash used in financing activities               $ (166,058)        $   (9,200)
                                                                     -------            -------
     (DECREASE) IN CASH                                                  (75)               (28)

     CASH AT BEGINNING OF PERIOD                                         137                158
                                                                     -------            -------
     CASH AT END OF PERIOD                                        $       62         $      130
                                                                     =======            =======
     SUPPLEMENTAL DISCLOSURE:
         CASH PAYMENTS FOR:
              Interest                                            $   14,006         $    7,321
                                                                     =======            =======
              Income taxes                                        $       56         $    1,246
                                                                     =======            =======
         Exchange of long-term debt for Common Stock              $    -             $   34,309
                                                                     =======            =======
         Exchange of preferred stock and accumulated
            dividends for Common Stock                            $    -             $   14,660
                                                                     =======            =======

            The accompanying notes are an integral part of these condensed consolidated statements.

                                  RHODES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               NOVEMBER 30, 1993


1.       BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position of the Company as of February 28, 1993 and November 30, 1993, the results of operations for the three months and nine months ended November 30, 1992 and November 30, 1993, and cash flows for the nine months ended November 30, 1992 and November 30, 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications of prior years' amounts have been made to conform with fiscal 1994 amounts. Because of the Recapitalization consummated on June 24, 1993, earnings per share is presented on a pro forma basis assuming the Recapitalization had taken place at the beginning of the period for the three months and nine months ended November 30, 1992 and the nine months ended November 30, 1993. Additionally, the three months and nine months ended November 30, 1992 were adjusted for the effect of the Receivables Sale as if it had taken place at the beginning of the periods in calculating pro forma earnings per share. The three month period ended November 30, 1993 has no pro forma adjustments. These financial statements should be read in conjunction with the historical financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


2.       INCOME TAXES

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 during fiscal 1992 and recorded the effect of the adoption retroactive to March 1, 1991 in a manner similar to the cumulative effect of a change in accounting principle. SFAS No. 109 requires the determination of deferred income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Accordingly, the Company recorded a provision for income tax for the nine months ended November 30, 1993 in the amount of $2,972,000 compared with a benefit of $1,145,000 for income taxes recorded for the nine months ended November 30, 1992.

3.       INTERIM LIFO PROVISIONS

         The actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels, price indices and costs at that time. Therefore, the interim provisions must be considered as estimates subject to a final year-end LIFO inventory calculation.



4.       EXTRAORDINARY ITEM

         During the nine month period ended November 30, 1993 the Company expensed certain charges incurred principally in connection with the Recapitalization. These extraordinary items represent non-recurring prepayment penalties of $2,624,000 for early retirement of debt and write-off of $903,000 in related deferred loan costs, less income tax benefit of $800,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


GENERAL

         On June 18, 1992, Rhodes sold its portfolio of customer installment receivables (the "Receivable Sale") to Beneficial National Bank USA ("BNB") in the approximate amount of $174.3 million (including an advance of $4.3 million against future revenue to be earned by the Company under a related merchant agreement. The Company also contracted to sell all future receivables for three years following the Receivables Sale pursuant to the merchant agreement whereby BNB provides credit to customers under the Rhodes credit card name. The net proceeds of the Receivables Sale were used principally to reduce short-term debt, including terminating the related commercial paper program.

         The following table sets forth the unaudited pro forma results of operations as if the Recapitalization had been completed as of the beginning of the three months and nine months ended November 30, 1992 and the nine months ended November 30, 1993. Additionally, the three months and nine months ended November 30, 1992 were adjusted to reflect the Receivables Sale. The three months ended November 30, 1993 has no pro forma adjustments. Management believes that these pro forma results present the most meaningful comparison of historical operating performance as a basis for understanding future operations.

         The pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred on such dates or project the Company's results of operations for future periods. The pro forma adjustments are based upon currently available information and upon certain assumptions that management of the Company believes are reasonable under the circumstances.

                   Unaudited Pro Forma Results of Operations
                                 (In Thousands)

                                      THREE MONTHS ENDED                           NINE MONTHS ENDED
                               NOVEMBER                NOVEMBER             NOVEMBER               NOVEMBER
                               30, 1992                30, 1993             30, 1992               30, 1993
                          ---------------          --------------      ---------------         ----------------

NET SALES                  $79,071   100.0%       $86,179   100.0%      $218,093  100.0%      $239,187   100.0%


COST OF GOODS               40,767    51.6         44,259    51.4        114,017   52.3        123,750    51.7
                            ------    ----         ------    ----      ---------   ----        -------    ----

GROSS PROFIT                38,304    48.4         41,920    48.6        104,076   47.7        115,437    48.3
                            ------    ----         ------    ----      ---------   ----        -------    ----

FINANCE CHARGES &
 INSURANCE
 COMMISSION                  1,269     1.6          1,140     1.3          3,947    1.8          3,658     1.5
                            ------    ----         ------    ----      ---------   ----        -------    ----

OPERATING EXPENSES:
  Selling                   14,206    18.0         13,709    15.9         37,678   17.3         38,073    15.9
  General &
   administrative           19,516    24.7         21,204    24.6         57,326   26.3         61,758    25.8
  Amortization of
   intangibles                 779     1.0            787      .9          2,341    1.1          2,324     1.0
  Provision for
   credit losses               104      .1             37      .0            133     .1            116      .0
  Other (income)
   expense, net                  3      .0            (94)    (.1)           (49)    .0             (1)     .0
                            ------    ----         ------    ----      ---------   ----        -------    ----

                            34,608    43.8         35,643    41.4         97,429   44.7        102,270    42.8
                            ------    ----         ------    ----      ---------   ----        -------    ----

OPERATING INCOME             4,965     6.3          7,417     8.6         10,594    4.9         16,825     7.0

Interest-net                 2,247     2.8          1,734     2.0          6,018    2.8          5,434     2.3
                            ------    ----         ------    ----      ---------   ----        -------    ----

INCOME BEFORE
 INCOME TAXES                2,718     3.4          5,683     6.6          4,576    2.1         11,391     4.8

PROVISION FOR
 INCOME TAXES                1,070     1.4          2,239     2.6          1,928     .9          4,560     1.9
                            ------    ----         ------    ----      ---------   ----        -------    ----

NET INCOME BEFORE
 EXTRAORDINARY ITEM        $ 1,648     2.1%       $ 3,444     4.0%      $  2,648    1.2%         6,831     2.9%
                            ======    =====        ======    ====      =========   ====        =======    ====

OPERATING RESULTS


THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 1992 AND 1993 COMPARED - PRO FORMA BASIS

         Net sales increased 9.0% to $86,179,000 from $79,071,000 for the three months ended November 30, 1993 compared with the same period last year and increased 9.7% to $239,187,000 from $218,093,000 for the nine months compared with last year. Comparable store sales growth was 5.1% and 7.4% for the three and nine months ended November 30, 1993, respectively. Comparable store sales represent furniture and services sold and delivered by stores open for the same months in each comparative period. Comparable store sales growth, excluding the three Florida stores that were favorably impacted last year by increased sales following Hurricane Andrew, was 8.8% and 9.0% for the three and nine months ended November 30, 1993. Operating income for the quarter ended November 30, 1993 of $7,417,000 (8.6% of net sales) increased 49.4% compared with $4,965,000 (6.3% of net sales) for the same period last year on a net sales increase of $7,108 ,000. Net income for the third quarter ended November 30, 1993 increased 109% to $3,444,000, or $.35 per share, compared with $1,648,000, or $.17 per share, for the same quarter last year. Pro forma net income before extraordinary item for the nine months ended November 30, 1993 increased 158% to $6,831,000, or $.70 per share, compared with $2,648,000 or $.27 per share for the nine months last year.

         During the quarter Rhodes opened one new store in Chattanooga, Tennessee to bring the total stores in operation to 78 compared with 75 stores in operation at November 30, 1992. The Company anticipates opening a new store in Clarksville, Indiana (a suburb of Louisville, Kentucky) in January, 1994. Rhodes has also leased three future stores and is in active negotiations to lease a number of other stores. The Company is also closing one store in Sarasota, Florida in January, 1994 which will have no adverse impact on the Company.

         Gross profit as a percentage of net sales for the three months ended November 30, 1993, increased to 48.6%, up from 48.4%, compared with the same period last year, and for the nine months ended November 30, 1993 increased to 48.3% from 47.7%, compared with the same period last year. Gross margin improvement is partially attributable to improved sales penetration of extended warranties which have a higher gross profit. Also, the credit promotions discussed below permitted less discounting of selling prices, contributing to the higher gross profit percentage. Inventory turnover on a FIFO basis remained the same at 4.0x for the nine months ended November 30, 1993 compared with the same period last year and 4.0x for the quarter compared with 4.2x for the quarter last year. Inventories were approximately $5.2 million higher at November 30, 1993 than November 30, 1992 due to three more stores and management's anticipation of an improved economic climate.

         Finance charge and insurance commission income derives from commissions earned from BNB under the Merchant Agreement and from commissions on credit insurance on credit customer balances. The amounts earned were down for the three months and nine months due to lower net yields on insurance commissions.

         Selling expense for the three and nine months ended November 30, 1993 declined substantially as a percentage of net sales to 15.9% for both periods this year, compared with 18.0% and 17.3%, respectively, for the same periods last year. The expense of interest free and deferred payment credit promotions was more than offset by reduced net advertising expenditures and reduced sales commissions this year compared with the prior year. Sales commissions have decreased as a percentage of net sales as a result of revisions made to the commission structure at the beginning of this fiscal year.

         General and administrative expenses for the quarter ended November 30, 1993 increased to $21,204,000 (24.6% of net sales) from $19,516,000 (24.7% of net sales) for the three months last year and for the nine months ended November 30, 1993 increased to $61,758,000 (25.8% of net sales) from $57,326,000 (26.3% of net sales) for the same period last year. The increased expense is due to adding three new stores plus increases in employee expenses. The improvement in the percentage of net sales is due principally to the increased sales volume.

         Interest expense on the Company's indebtedness is generally fixed and is expected to decline slightly in future periods as such debt is reduced from internal cash flow.

THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 1992 AND 1993 COMPARED - HISTORICAL BASIS

         On a historical basis the three and nine months ended November 30, 1993 are not comparable with the prior year due to the Receivables Sale which took place on June 18, 1992, and the Recapitalization which took place on June 24, 1993. As a result of the Receivables Sale, the Company no longer earns finance charge income, and general and administrative expenses, credit losses and interest expense related to the credit operation have been eliminated. Also, as a result of the Recapitalization, interest expense has been substantially reduced.

         Net sales increased 9.0% to $86,179,000 from $79,071,000 for the three months ended November 30, 1993, compared with the same period last year and increased 9.7% to $239,187,000 from $218,093,000 for the nine months compared with last year. Comparable store sales growth was 5.1% and 7.4% for the three and nine months ended November 30, 1993, respectively. Comparable store sales represent furniture and services sold and delivered by stores open for the same months in each comparative period. Comparable store sales growth, excluding the three Florida stores that were favorably impacted last year by increased sales following Hurricane Andrew, was 8.8% and 9.0% for the three and nine months ended November 30, 1993.

         Gross profit as a percentage of net sales for the three months ended November 30, 1993 increased to 48.6%, up from 48.4%, compared with the same period last year and for the nine months ended November 30, 1993 increased to 48.3% from 47.7%, compared with the same period last year. Gross margin improvement is partially attributable to improved sales penetration of extended warranties sales which have a higher gross profit. Also, the credit promotions discussed below permitted less discounting of selling prices, contributing to the higher gross profit percentage. Inventory turnover on a FIFO basis remained the same at 4.0x for the nine months ended November 30, 1993 compared with the same period last year and 4.0x for the quarter compared with 4.2x for the quarter last year.

         Finance charge and insurance commission income was $1,140,000 and $3,658,000 for the three months and nine months ended November 30, 1993, compared with $1,269,000 and $12,698,000, respectively, for the same periods last year. As a result of the Receivables Sale, the related finance charge income is no longer earned by the Company.

         Selling expense for the three and nine months ended November 30, 1993 declined substantially as a percentage of net sales to 15.9% for both periods, compared with 18.0% and 17.3%, respectively, for the same periods last year. The expense of interest free and deferred payment credit promotions was more than offset by reduced net advertising expenditures and reduced sales commissions this year compared with the prior year. Sales commissions have decreased as a percentage of net sales as a result of revisions made to the commission structure at the beginning of this fiscal year.

         General and administrative expenses for the quarter ended November 30, 1993 increased to $21,204,000 (24.6% of net sales) from $19,616,000 (24.8% of net sales) for the three months last year. The increased expense is due to adding three new stores plus increases in employee expenses. The improvement in the percentage of net sales is due to the increased sales volume. General and administrative expenses for the nine months ended November 30, 1993 increased to $61,877,000 (25.9% of net sales) from $61,440,000 (28.2% of net sales) for the same period last year due to adding three new stores plus increases in employee expenses, partially offset by the elimination of the Company's credit operations following the June 18, 1992 Receivables Sale. The improvement in the percentage of net sales is due principally to the increased sales volume.

         The provision for credit losses of $177,000 and $4,696,000 reported for the three and nine months ended November 30, 1992 decreased to $37,000 and $116,000, respectively, this year due to the Receivables Sale which eliminated the Company's risk of credit losses on the customer credit accounts sold to BNB under the Merchant Agreement. As a result, the only credit loss expenses to the Company are write-offs associated with bankcard and check transactions.

         Interest expense for the three and nine months ended November 30, 1993 decreased to $1,734,000 and $9,947,000, compared with $5,618,000 and
$18,875,000, respectively, for the three and nine month periods last year as a result of the Recapitalization and Receivables Sale and related reduction in the Company's indebtedness.

INCOME TAXES

         The Company adopted SFAS No. 109 during fiscal 1992 and recorded the effect of the adoption retroactive to March 1, 1991, in a manner similar to the cumulative effect of a change in accounting principle. SFAS No. 109 requires the determination of deferred income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Accordingly, the Company recorded a provision for income tax for the nine months ended November 30, 1993 in the amount of $2,972,000 on income before extraordinary item. The Revenue Reconciliation Act of 1993 has little effect on the Company's tax liability.

EXTRAORDINARY ITEM

         In the nine months ended November 30, 1993 the Company expensed certain charges incurred principally in connection with the Recapitalization. These extraordinary items represent non-recurring prepayment penalties of $2,624,000 for early retirement of debt and write-off of $903,000 in related deferred loan costs, less income tax benefit of $800,000.

LIQUIDITY AND CAPITAL RESOURCES

         On June 24, 1993 the Company completed the Recapitalization to enhance the Company's strategic, financial and operating flexibility by increasing shareholders' equity and reducing indebtedness and interest expense.
Management believes that the new capital structure provides sufficient cash flow to fund the planned expansion, remodeling, and refurbishing programs and debt service requirements.

         Currently, the Company's principal sources of liquidity are cash flow from operations and additional borrowing capacity under its revolving credit agreement and its unsecured line of credit, as described below. The Company had net cash provided by operating activities of approximately $15.5 million for the nine months ended November 30, 1993 compared with approximately $2.7 million (adjusted for the short-term debt paydown related to the Receivables
Sale) for the same period last year.

         The Company's principal uses of cash are debt service obligations, capital expenditures and working capital needs. Until the Receivables Sale, a large portion of the Company's sales historically had involved the extension of credit by the Company and growth of the Company's business traditionally produced a deficit in cash flow. Much of the Company's liquidity arose from the issuance of commercial paper by a Rhodes subsidiary to fund 80% of the purchase price of such receivables.

         On June 18, 1992, the Company completed the Receivables Sale. The Company also contracted to sell all future receivables for the next three years under the Merchant Agreement, whereby BNB provides credit to customers under the Rhodes credit card name for future credit sales. This arrangement removed the need for Rhodes to fund that portion of the accounts receivable not financed by the commercial paper facility. The net proceeds of the Receivables Sale were used principally to reduce short-term debt, including terminating the related commercial paper program.

         The Company's capital expenditures for equipment and expansion and refurbishing of stores are estimated at $7.2 million for fiscal 1994 compared with $3.4 million for fiscal 1993. The increase reflects the cost of the Company's plan to remodel 19 stores and open three new stores during fiscal 1994. The Company plans to have capital expenditures of approximately $9.3 million in fiscal 1995 to fund the remodeling of approximately 19 stores and opening approximately 10 new stores.

         The Company maintains an open line of credit with Green Capital for up to $10 million for working capital purposes and a revolving loan agreement secured by inventory with Security Pacific Business Credit Inc. The maximum availability of funds under the revolving loan agreement is the lesser of $20.0 million or 45% of the value of eligible inventory. At January 7, 1994, the balance outstanding under the revolving loan agreement was $2.2 million and approximately $13.6 million remained available under the agreement. There were no amounts outstanding under the Green Capital line of credit. Total funded indebtedness is subject to the restrictive covenants in the Company's Senior Secured Financing and the Security Pacific revolving loan agreement.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  RHODES, INC.
                                               -----------------------------
                                                  (Registrant)




DATE: January 13, 1994                         By:/s/Joel H. Dugan
      ----------------                            ---------------------------
                                                  Joel H. Dugan
                                                Senior Vice President--
                                                      Finance and Administration