Form 10-K
period 1994-02-28
RHODES INC
filed 1994-05-27
CIK 83679

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-K
(MARK ONE)
       X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       -       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1994

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       -       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                        COMMISSION FILE NUMBER: 0-8966

                                 RHODES, INC.
            (Exact name of registrant as specified in its charter)

GEORGIA                                                               58-0536190
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

4370 PEACHTREE ROAD, N.E.
ATLANTA, GEORGIA                                                           30319
(Address of principal executive offices)                              (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (404) 264-4600

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:
- - -------------------                   ------------------------------------------
Common Stock, without par value                          New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:NONE

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ________

        AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES
                        OF THE REGISTRANT: $96,532,000

         As of May 16, 1994 the registrant had outstanding 9,778,933 shares of its Common Stock (without par value), its only outstanding class of common stock.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the annual Proxy Statement relating to the 1994 Annual Meeting of Shareholders of Rhodes, Inc. are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

         A number of important events occurred during Rhodes, Inc.'s ("Rhodes" or the "Company") fiscal year ended February 28, 1994. The full impact of these events is best analyzed by reading the enclosed pro forma results of operations in addition to the historical financial statements presented herein.

RECAPITALIZATION

         On June 24, 1993, the Company completed a series of transactions (described below) constituting a recapitalization of the Company (the "Recapitalization"). The Recapitalization enhanced the Company's strategic, financial and operating flexibility by increasing shareholders' equity and reducing indebtedness and interest expense. Each component of the Recapitalization was consummated on June 24, 1993, except for the 17% Debenture Redemption (defined below) which was consummated on July 26, 1993.

         COMMON STOCK OFFERING

         The Company offered 4,167,000 shares of Common Stock for sale to the public at $12.00 per share in an initial public offering (the "Offering"), of which Green Capital Investors, L.P. ("Green Capital") purchased 250,000 shares. Green Capital is controlled by Holcombe T. Green, Jr., Chairman of the Board of the Company. The net proceeds from the Offering (after deducting underwriting discounts and expenses paid by the Company) were approximately $45.5 million.

         SENIOR SECURED FINANCING

         Certain institutional investors purchased $40.0 million principal amount of long-term indebtedness (the "Senior Secured Financing") concurrently with the closing of the Offering. The Senior Secured Financing consists of two tranches, with a $30.0 million aggregate principal amount maturing in 1999 and bearing interest at a rate of 9% per annum and a $10.0 million aggregate principal amount maturing in 2000 and bearing interest at a rate of 10% per annum. The net proceeds to the Company from the Senior Secured Financing were approximately $38.7 million. The Senior Secured Financing is secured by liens on all of the real estate owned by the Company.

         THE EXCHANGE

         On the terms and subject to the conditions contained in an exchange agreement between the Company and Green Capital (the "Exchange Agreement"), the Company issued 2,859,115 shares of Common Stock to Green Capital in exchange for approximately 78.1% of the Company's 17% Junior Discount Subordinated Redeemable Debentures Due 2000 (the "17% Debentures"), at their accreted value ($34.3 million as of June 24, 1993), owned by Green Capital. Additionally, pursuant to the Exchange Agreement, the Company issued 1,221,666 shares of Common Stock to Green Capital in exchange for all of the shares of the Company's Class A Preferred Stock (1,000 shares with a stated value of $10.0 million and accumulated, unpaid dividends aggregating approximately $4.7 million as of June 24, 1993).

         REPAYMENT OF INDEBTEDNESS

                 12% SECURED TERM LOAN

         As part of the Recapitalization, the Company repaid the $36.2 million principal amount of its 12% Secured Term Loan with Jackson National Life Insurance Co. ("Jackson National"). The 12% Secured Term Loan, which was scheduled to mature on April 1, 1997, was prepaid by the Company without penalty.

                 15% NOTES

         As part of the Recapitalization, on June 24, 1993 the Company redeemed the $40.0 million principal amount of the Company's 15% Senior Subordinated Notes due September 20, 1998 (the "15% Notes"). Although the 15% Notes were not redeemable at that date, the consent of the holders thereof to early redemption was obtained. In connection with the redemption of the 15% Notes, the Company incurred $2.6 million of prepayment penalties, $2.3 million of which was payable to Jackson National, the holder of $35.0 million principal amount of the 15% Notes.

                 17% DEBENTURES

         Upon consummation of the other components of the Recapitalization, the Company called for redemption of all the 17% Debentures that were not subject to the Exchange in accordance with the provisions of the indenture under which the 17% Debentures were issued (the "17% Debenture Redemption"). The 17% Debenture Redemption was completed at a redemption price equal to the aggregate accreted value of the 17% Debentures of approximately $9.7 million on July 26, 1993.

         MISCELLANEOUS

         In order to consummate the Recapitalization, the Company borrowed approximately $4.0 million under a committed, unsecured line of credit maintained with Green Capital. Borrowings under this line of credit had an annual interest rate of 8.0%. All amounts outstanding under this line of credit have been repaid and the line of credit was terminated prior to the end of fiscal 1994.

         Effective upon consummation of the Recapitalization, the Company terminated the management arrangement with Green Capital pursuant to which Rhodes paid to Green Capital a $400,000 annual management fee for certain management services.

GENERAL INFORMATION

BACKGROUND

         Rhodes is one of the largest specialty furniture retailers in the United States. Founded in 1875, the Company operates 78 stores in metropolitan areas of 11 contiguous Southeastern and Midwestern states and for many years has focused on selling brand name residential furniture to middle-income customers.

         The Rhodes retailing philosophy is to provide value to its customers through a combination of quality, price and service. Each of the Company's stores offers a broad line of brand name merchandise, emphasizing good quality and an extensive selection. The Company employs an aggressive pricing policy, under which it guarantees to sell each item at the lowest advertised price in the market. Rhodes emphasizes superior service through in-store credit, prompt delivery of merchandise, professionally trained salespeople and convenient locations.

         In September, 1988 Rhodes was acquired (the "Acquisition") by a group of investors led by Holcombe T. Green, Jr., who is currently Chairman of the Board of Directors of the Company. As of April 29, 1994, Mr. Green beneficially owned approximately 29.8% of the outstanding shares of Common Stock.

STORE BASE

         In fiscal 1993, the Company initiated a store remodeling and refurbishing program designed to significantly upgrade its existing stores and increase sales per store. This program is designed to provide a more attractive in-store atmosphere by professionally redesigning and redecorating existing display space in order to improve the consumer's shopping experience and enhance the appearance of displayed merchandise.

         Remodeling a store typically involves redesigning the store's display space and reconfiguring its model room settings, replacing its carpet and wallpaper, repainting its interior walls, and replacing or updating its lighting. Remodeling a store may include work on its exterior (such as paint, lighting and signage), but does not typically increase the store's existing display space. The cost for the complete remodeling of a store in fiscal 1995 is anticipated to be approximately $300,000. Refurbishing a store typically involves replacing carpet and wallpaper, repainting and making minor improvements to the store's lighting. The cost to refurbish a store in fiscal 1995 is anticipated to be approximately $125,000. Stores generally remain open during a remodeling or refurbishing and the event is advertised as an opportunity for customers to enjoy increased savings.

         The Company also has a program designed to increase its store base by adding stores in existing markets and, when possible, new markets. In pursuing this program, the Company seeks to add new cluster stores that may be served from existing regional distribution centers ("RDCs").

         In evaluating the feasibility of entering a new market, the Company would typically consider (a) the size of the market, focusing on locations that have a local population base of more than 100,000 people, (b) existing competitive conditions and (c) the feasibility of serving the new stores from an existing RDC. The Company would generally seek to enter a new market by acquiring or opening two or more stores that may operate as a cluster, although the Company believes that single stores may be operated profitably in certain markets. New markets were opened in the metropolitan areas of Nashville, Tennessee in fiscal 1990 and Birmingham, Alabama in fiscal 1991, with the Company currently operating four stores in each of these markets. Single stores were opened in Chattanooga and Knoxville, Tennessee in fiscal 1994.

         The table below summarizes openings, closings and remodelings or refurbishings of stores during the fiscal years indicated and the Company's current plans for fiscal years 1995 through 1997.

                                                                      FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                                      ------------------------------------
                                                    1990     1991    1992       1993   1994   1995*   1996*      1997*
                                                    ----     ----    ----       ----   ----   -----   -----     ------
         Number of stores at beginning of year       69       72      75         76     76     78       88        96
         Opened or acquired                           4        6       1          1      3     10        8         6
         Closed or sold                              (1)      (3)     --         (1)+   (1)    --       --        (1)
                                                    ---      ---     ---        ---    ---    ---      ---       ---
         Number of stores at end of year             72       75      76         76     78     88       96       101
                                                    ---      ---     ---        ---    ---    ---      ---       ---
         Stores remodeled or refurbished              0        1++     2++        4     16     18       16         3


         *       Proposed
         + On August 24, 1992, Hurricane Andrew destroyed one of the Company's four Miami stores.
         ++ Remodelings and refurbishings prior to fiscal 1993 were not part of the Company's current remodeling and refurbishing program and therefore are not comparable.

STORE OPERATIONS

         TARGET MARKET

         For many years, the Company has focused its retailing strategy on selling good quality furniture to a broad base of middle-income customers. The Company intends to maintain this focus both in its existing markets and as it enters new markets. The Company carefully tracks the demographic profile of its customer base, designs its merchandising and promotions to appeal to its targeted market, and evaluates particular programs by analyzing changes in the profile of the resulting customer base. In the year ended February 28, 1994, approximately 67% of customers using the Rhodes credit card were in the 25 to 49 year-old age group, and approximately 57% had annual income in the $20,000 to $50,000 range.

         STORE FORMAT AND SITE SELECTION

         The Company's stores average 30,000 square feet of display space. Furniture typically is displayed in model room settings, complete with accessories. Stores are open 362 days each year and at least five evenings per week.

         The Company continuously assesses retail trade areas and specific sites in its existing markets and targeted metropolitan areas to evaluate the feasibility of opening new stores. Within a trade area, the Company carefully analyzes prospective sites for new stores with respect to traffic-count levels along contiguous roadways, visibility of the site and ingress/egress characteristics, proximity to competitors and other retail trade generators, zoning restrictions, availability of suitable leasable space and other factors.

         MERCHANDISING AND PURCHASING

         The Company's merchandising strategy is to offer a broad selection of affordably priced home furnishings. Each of the Company's stores offers a full line of residential furniture, including upholstered furniture, recliners and occasional tables for dens and living rooms; bedroom suits and bedding; dinettes and more formal dining room suits; and desks, lamps, and other accessories. The table below sets forth the percentage of sales derived from the types of merchandise indicated during each of the last three fiscal years.

                                                           FISCAL YEAR ENDED FEBRUARY 28,
                                                         ----------------------------------
                                                          1992            1993         1994
                                                          ----            ----         ----
Living Room Furniture                                     48.8%           50.9%        49.3%
Bedroom Furniture                                         22.3            23.0         24.5
Dining Room Furniture                                     13.6            12.2         11.8
Bedding                                                   10.9            10.7         11.7
All Other Merchandise and Accessories                      4.4             3.2          2.7
                                                         -----           -----        -----
                                                         100.0%          100.0%       100.0%
                                                         =====           =====        =====

         The Company's centralized merchandising and buying group selects all lines of merchandise, negotiates purchase prices and terms with suppliers and places orders for each of the Company's stores and RDCs. The Company purchases merchandise from a large number of manufacturers, including well-known brands such as Armstrong, Bassett, Berkline, Broyhill, Dunmore, Kincaid, Klaussner, La-Z-Boy, Peoplelounger, River Oaks, Sealy, Simmons and Universal. As of February 28, 1994, one manufacturer, making products under the brand names La-Z-Boy and Kincaid, accounted for 17.6% of the Company's total purchases. The Company's inventory control system provides its headquarters group with merchandising information, and the group also receives information from regional and store managers regarding local preferences and market conditions.

         PROMOTIONS AND ADVERTISING

         The Company relies to a considerable extent upon promotions and advertising to produce sales, with much of the Company's marketing featuring the availability of in-store credit and special credit plans. The Company conducts over 40 Company-wide promotional events each year. Sales are generally related to holidays and other promotional events. The Company's headquarters staff develops a monthly calendar of Company-wide promotional events.

         The Company advertises extensively throughout the year in newspapers and by use of radio and television in each of its markets. Color circulars also are issued several times a year in special mailings or newspaper inserts. In the year ended February 28, 1994, newspaper and print media advertising accounted for approximately 44.9% of the Company's total advertising expense. Regional managers along with the Company's headquarters staff and advertising agency are responsible for determining the appropriate media mix for the monthly advertising budget in each market. All advertising is prepared by the Company's headquarters staff in conjunction with an outside advertising agency.

         MANAGEMENT INFORMATION SYSTEM

         The Company has developed and installed an inventory control and point-of-sale information system. This system expedites the processing of customer transactions and credit approval, controls inventory levels and is designed to support future growth. Specifically, the Company accounts for merchandise in each store and RDC, and the movement of items, by inventory stock identification numbers known as SKU numbers. Management and each store manager are furnished with daily sales and gross margins by SKU category and for each salesperson.

         The Company believes that the centralization and standardization of its operating systems, and the successful implementation of these systems in its existing stores, will allow the Company to support the operation of new stores without major capital expenditures or substantial increases in its corporate overhead. Although entering a new market will require the expansion of certain systems, the Company believes that its existing merchandising, promotional, inventory and training systems will allow it to add new stores in existing or new markets in a cost-effective manner.

         MANAGEMENT AND TRAINING

         The Company's senior management is supported through the Company's seven operating regions, each of which has a regional manager and multiple area managers. The seven regional managers and one division manager have a combined 91 years of experience with Rhodes.

         Store management personnel undergo extensive and regular training, which is designed to keep managers and employees informed of all standardized Company operating policies, including procedures for sales, inventory maintenance, credit extension, advertising, store administration and merchandise display. Training programs are conducted both at the Company's stores and at the Company's headquarters in Atlanta. Through the training process, management believes it has identified employees whose experience and training will qualify them to be store managers in all stores expected to be opened in the current fiscal year.

         DISTRIBUTION AND DELIVERY

         Inventories are maintained in RDCs, from which merchandise is shipped to the appropriate store for delivery to the customer's home. The seven RDCs, which collectively have more than 600,000 square feet, have cantilever racking and computer-controlled inventory storage. The Company anticipates expanding the capacity of certain RDCs to support new store growth.

         Typically, each store is within 200 miles of one of the RDCs. Substantially all of the Company's merchandise is distributed to its stores through its RDCs. The Company operates a fleet of trucks which delivers merchandise from an RDC to each store several times each week.

         Deliveries to customers are made from the Company's stores by Company-operated trucks or, in certain markets, by independent contractors. In certain of its major metropolitan markets, the Company guarantees next-day delivery for all in-stock purchases and the Company believes that this program, and its prompt delivery for all stores, provides it with a competitive advantage.

         CREDIT OPERATIONS

         The Company offers its customers the option to purchase furniture using cash, the Rhodes credit card or other major nationally recognized credit cards. Approximately 67.1% of the Company's sales in the year ended February 28, 1994 were made through the Rhodes credit card, which operates as a revolving charge account. All credit applications, sales and many payments on account are processed electronically through the Company's point-of-sale system. The terms for the Rhodes credit card purchases are flexible and on most purchases allow up to 48 months to pay. The Company also provides promotional credit plans to its customers in which no interest is charged on purchases made under the plan or in which monthly payments are deferred.

         On June 18, 1992, the Company sold its portfolio of customer installment receivables (the "Receivables Sale") to Beneficial National Bank U.S.A. ("BNB") in the amount of approximately $174.3 million (including an advance of $4.3 million against future revenue to be earned by the Company under a related merchant agreement (the "Merchant Agreement")). Under the Merchant Agreement, the Company also contracted to sell all future receivables for three years following the Receivables Sale and received approximately $4.3 million, net of a $0.5 million contingency deposit, in advance against future revenue to be earned by the Company under the Merchant Agreement. The Company derives income under the Merchant Agreement from commissions earned from BNB on certain credit transactions. The Merchant Agreement is subject to early termination by BNB in the event of a bankruptcy filing by or against Rhodes or upon 30 days notice in the event of a material change in any law or regulation or in the operation, assets, condition (financial or otherwise), business or ownership of Rhodes. After the initial three-year term, the Merchant Agreement remains in effect unless terminated by either party on 180 days notice. Upon termination of the Merchant Agreement, Rhodes may, at its option, repurchase the total portfolio of outstanding consumer installment receivables for 106% of the outstanding principal balances, including accrued interest, subject to certain rights of BNB to securitize and sell the portfolio.

COMPETITION

         The retail home furnishings business is highly competitive and fragmented. The Company competes with a large number of independent furniture stores which operate in single markets, other regional and national furniture store chains, and various department stores and mass merchandisers. Based on statistics published by Furniture/Today for calendar 1993, the Company was the third largest conventional furniture retailer in the United States; however, the 10 largest conventional furniture retailers accounted for less than 12% of industry sales in 1993. Some of the furniture store chains, department stores and mass merchandisers with which the Company competes have greater financial and other resources than the Company.

         The retail furniture industry competes primarily on the basis of quality, price and service. Each of the Company's stores offers a broad line of brand name merchandise, emphasizing good quality and an extensive selection. The Company employs an aggressive pricing policy, under which it guarantees to sell each item at the lowest advertised price in the market. Rhodes emphasizes superior service through in-store credit, prompt delivery of merchandise, professionally trained salespersons and convenient locations.

SERVICE MARKS

         The Company conducts its business under the names "Rhodes," "Crossroads" (in Kentucky and Missouri), "Marks-Fitzgerald" (in Birmingham, Alabama) and "Fowler's Furniture Center" (in Knoxville, Tennessee). The Company holds service marks for each of these names and believes that the names are well-recognized in their markets and of great value to the Company.

EMPLOYEES

         As of March 31, 1994 the Company employed 2,481 persons, including 2,193 in sales and store operations, 172 in its RDCs and 116 in its corporate office. The Company has never experienced a work stoppage due to labor difficulties. The Company is not a party to any collective bargaining agreements and considers its relations with employees to be good.

ITEM 2.  PROPERTIES

PROPERTIES

         The Company's stores are free-standing units or are located in shopping centers, and have display space ranging from approximately 15,000 square feet to approximately 78,000 square feet (with an average of approximately 30,000 square feet). As of February 28, 1994, the Company owned 14 of its stores and leased the remaining 64, of which nine were leased pursuant to sale/leaseback arrangements. See Notes 1 and 6 to Consolidated Financial Statements.

         Store leases have initial terms which will expire at various dates through 2014, with an average lease term, including renewal options, of approximately 12 years. The Company's leases generally provide for fixed monthly rentals, although some provide for fixed minimum rentals with a percentage rental based on sales.

         The Company's principal executive offices are located in a 29,505 square foot leased facility located in Atlanta, Georgia. The facility is leased by the Company pursuant to two leases, one of which extends to July 2005 and the other of which extends to May 2002 and which the Company has an option to extend for an additional 10 year term. Management believes that the Company has adequate expansion opportunities to accommodate its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any legal proceedings which, in the judgment of management, would have a material adverse effect on its operations or financial condition if adversely determined. However, due to the nature of the Company's business, it is from time to time a party to certain legal proceedings arising in the ordinary course of its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1994.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to each person who is an executive officer of the Company, as indicated below.

NAME                                              AGE      POSITION WITH THE COMPANY
- - ----                                              ---      -------------------------
Irwin L. Lowenstein                               58       President, Chief Executive Officer and Director
Joel T. Lanham                                    38       Executive Vice President, Operations
Joel H. Dugan                                     55       Senior Vice President, Finance and Administration
Jack A. Hurst                                     61       Senior Vice President, Training & Human Resources
Donald M. Parker                                  50       Senior Vice President, Merchandising
Michael Beindorff                                 42       Senior Vice President, Marketing
Barbara W. Snow                                   36       Corporate Controller

         Irwin L. Lowenstein joined the Company in 1972 and has served as President, Chief Operating Officer and Director of the Company since 1977. Effective in 1989, Mr. Lowenstein was elected Chief Executive Officer of the Company.

         Joel T. Lanham joined the Company in 1976. For the past five years he has served as Regional Vice President and Senior Vice President before being promoted to his current position as Executive Vice President, Operations in 1991. He is a director of the National Home Furnishings Association.

         Joel H. Dugan joined the Company in 1985. Mr. Dugan, a certified public accountant formerly with Price Waterhouse, was elected Vice President, Accounting and Information Services in 1985 and Senior Vice President, Finance and Administration in 1988.

         Jack A. Hurst joined the Company in 1957 and has served as Senior Vice President, Training & Human Resources since 1986.

         Donald M. Parker joined the Company in 1987 as the Regional Manager for the Atlanta area stores, and served in that capacity until being named Senior Vice President of Merchandising in May 1993. Prior to joining the Company, Mr. Parker served as General Manager for Maxwell Furniture, a furniture retailer.

         Michael A. Beindorff joined the Company as Senior Vice President, Marketing in 1993. Prior to joining Rhodes, Mr. Beindorff spent fourteen years with The Coca-Cola Company in various marketing roles, serving most recently as Vice President of Marketing for Coca-Cola USA and Director of Global Advertising.

         Barbara W. Snow joined the Company in 1981 and has served as Corporate Controller since 1988. Ms. Snow, a certified public accountant, served in the capacity of Accounting Manager prior to being promoted to Corporate Controller.

         All executive officers of the Company are elected by the Board of Directors and serve for a one-year term and until their successors have been elected and qualified.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock was quoted on The Nasdaq Stock Market from June 17, 1993, the date of the Recapitalization, through March 23, 1994. Beginning March 24, 1994 the Common Stock was listed on the New York Stock Exchange. The following table sets forth the high and low sales prices of the Common Stock as reported by The Nasdaq Stock Market or the New York Stock Exchange, as applicable, for the periods indicated:

                                                                               HIGH            LOW
                                                                               ----            ---
FISCAL 1994:
Second Quarter (June 17, 1993 through August 31, 1993)                        $12 1/4         $ 8 3/4
Third Quarter (ended November 30, 1993)                                       $14 3/4         $10 3/4
Fourth Quarter (through February 28, 1994)                                    $19 1/4         $13 1/4

FISCAL 1995:
First Quarter (through May 16, 1994)                                          $20 1/4        $14

         The Company has paid no cash dividends since the Acquisition in 1988 and it has no plans to commence payment of cash dividends on its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

         The following information with respect to the Company's consolidated financial statements for the fiscal years ended February 28, 1990 and 1991, February 29, 1992 and February 28, 1993 and 1994 has been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements. The report of Arthur Andersen & Co. with respect to such consolidated financial statements as of February 28, 1993 and 1994 and for the years ended February 29, 1992, February 28, 1993 and 1994 is included in the consolidated financial statements of the Company appearing elsewhere in this Annual Report.

         The following financial information should be read in conjunction with "Management Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company appearing elsewhere in this Annual Report.

CERTAIN DEFINITIONS

         INVENTORY TURNOVER: Cost of Goods Sold on a FIFO basis for the fiscal year divided by the average of FIFO inventory levels at the beginning of the fiscal year and at the end of each month during the fiscal year.

         AVERAGE DISPLAY SQUARE FOOTAGE: Average of the total square feet of display area open at the beginning of the fiscal year and at the end of each month during the fiscal year.

         COMPARABLE STORE SALES GROWTH: Growth in furniture and services sold and delivered by stores open for the same months in each comparative period.

         SALES PER SQUARE FOOT: Net sales for the fiscal year divided by the average square feet of display area of those stores open at the beginning of the fiscal year and at the end of each month during the fiscal year.

         SALES PER EMPLOYEE: Net sales for the fiscal year divided by the average number of employees at the end of each month during the fiscal year.

         SALES PER STORE: Net sales for the fiscal year divided by the average number of stores open at the end of each month during the fiscal year.

                                                            FISCAL YEAR ENDED FEBRUARY 28,
                                                            ------------------------------
                                                  1990       1991        1992         1993        1994
                                                  ----       ----        ----         ----        ----
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
STATEMENT OF OPERATIONS DATA:
  Net Sales                                     $250,731   $256,594    $265,924     $286,527    $325,255
  Cost of Goods Sold                             133,574    135,473     139,876      150,344     168,425
                                                --------   --------    --------     --------    --------
    Gross Profit                                 117,157    121,121     126,048      136,183     156,830
                                                --------   --------    --------     --------    --------
  Finance Charges and
    Insurance Commissions                         35,564     37,816      37,725       13,853       4,892
                                                --------   --------    --------     --------    --------
  Operating Expenses:
    Selling, general and
      administrative                             113,615    118,971     127,446(1)   129,225     136,269
    Provision for credit losses                   12,978     12,958       7,413(1)     4,803         213
    Amortization of intangibles                    3,130      2,700       3,433        3,253       3,132
    Nonrecurring items                             5,000      5,000          --           --          --
    Other (income) expense, net                     (768)       236         868         (575)          8
                                                --------   --------    --------     ---------  ---------
                                                 133,955    139,865     139,160      136,706     139,622
                                                --------   --------    --------     --------    --------
    Operating Income (Loss)                       18,766     19,072      24,613       13,330      22,100
  Nonrecurring items                               2,471         --       1,162           --          --
    Interest Expense, Net                         36,561     36,856      33,920       24,306      11,545
                                                --------   --------    --------     --------     -------
    Income (Loss) Before Income
      Taxes, Change in Accounting
      Principle and Extraordinary
      Item                                       (20,266)   (17,784)    (10,469)     (10,976)     10,555
  Provision (Benefit) for
    Income Taxes                                  (7,272)    (4,253)     (1,234)      (1,145)      4,508
                                                --------   --------    --------     --------     -------
    Net Income (Loss) Before Change
      in Accounting Principle and
      Extraordinary Item(2)                      (12,994)   (13,531)     (9,235)      (9,831)      6,047
  Cumulative Effect on Prior Years
    of Change in Accounting for
    Income Taxes                                      --         --        (719)          --          --
  Extraordinary Item(2)                               --         --          --           --      (2,727)
                                                --------   --------    --------     --------     -------
    Net Income (Loss)                           $(12,994)  $(13,531)   $ (9,954)    $ (9,831)     $3,320
                                                ========   ========    ========     =========     ======
  Per Share Data:
    Net Income (Loss) Before
      Extraordinary Item(2)                     $ (14.29)  $ (13.77)   $  (8.85)    $  (6.68)  $    0.83
    Net Income (Loss)                             (14.29)    (13.77)      (8.85)       (6.68)       0.45
    Dividends                                         --         --          --           --          --
  Weighted Average Shares
    Outstanding (000's)                              909        983       1,125        1,472       7,302
OTHER OPERATING DATA:
  Depreciation and Amortization                 $  9,731   $  9,197    $ 10,021     $  9,717   $   9,531
  Non-Cash Interest Expense                        4,992      5,756       6,257        6,653       2,626
  Capital Expenditures                             6,148      2,589       2,769        3,405       6,860
  Gross Profit Percentage                           46.7%      47.2%       47.4%        47.5%       48.2%
  Inventory Turnover                                 3.4x       3.4x        3.8x         4.0x        4.0x
STORE DATA:
  Stores Open at Period End                           72         75          76           76          78
  Average Display Square
    Footage (000's)                                2,004      2,143       2,182        2,184       2,270
  Total Store Sales Growth                           0.9%       2.3%        3.6%         7.7%       13.5%
  Comparable Store Sales Growth                      6.8%(3)   (2.5)%      (0.6)%        7.0%(4)    10.0%(5)
  Sales Per Square Foot                         $    125   $    120    $    122     $    131   $     143
  Sales Per Employee (000's)                         114        111         116          131         140
  Sales Per Store (000's)                          3,582      3,467       3,538        3,795       4,229
BALANCE SHEET DATA (at end
  of period):
  Working Capital                               $(31,503)  $ (7,975)   $ (9,759)    $(10,077)   $    608
  Total Assets                                   365,772    356,055     349,152      175,754     185,604
  Total Debt (including
    Obligations Under Capital Leases)            316,627    317,374     307,821      145,706      60,831
  Shareholders' Equity (Deficit)                  (6,233)    (9,764)    (14,073)     (23,850)     59,909

(1) In fiscal 1992, the Company sold, without recourse, a portion of its written-off accounts to an affiliate. The effect of these transactions was to reduce the provision for credit losses by $1,001,000 and increase selling, general and administrative expenses by $494,000. See Note 9 to Consolidated Financial Statements.

(2) In the year ended February 28, 1994, the Company recorded an extraordinary charge, net of taxes, against net income of $2,727,000, or $(0.38) per share, which resulted from the early retirement of debt principally in connection with the Recapitalization.

(3) Comparable store sales growth for fiscal 1990 has been adjusted to eliminate the results for stores closed or sold during the applicable period.

(4) Comparable store sales growth, excluding the three Florida stores that were favorably impacted in fiscal 1993 by increased sales following Hurricane Andrew, was 6.2% for fiscal 1993 compared with fiscal 1992.

(5) Comparable store sales growth for fiscal 1994, excluding the results of three Florida stores that were favorably impacted in fiscal 1993 by increased sales following Hurricane Andrew, was 12.2% compared with fiscal 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following table sets forth the unaudited pro forma results of operations as if the Recapitalization had been completed as of the beginning of fiscal 1993 and 1994. Additionally, fiscal 1993 was adjusted to reflect the Receivables Sale. Management believes that these pro forma results present the most meaningful comparison of historical operating performance as a basis for understanding future operations.

         The pro forma information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred on such dates or project the Company's results of operations for future periods. The pro forma adjustments are based upon currently available information and upon certain assumptions that management of the Company believes are reasonable under the circumstances.

                                                  PRO FORMA RESULTS OF OPERATIONS
                                                            (UNAUDITED)

                                                                          FISCAL YEAR               FISCAL YEAR
                                                                             ENDED                     ENDED
                                                                          FEBRUARY 28,              FEBRUARY 28,
                                                                             1993                      1994
                                                                             ----                      ----
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
       STATEMENT OF OPERATIONS DATA:
           Net Sales                                                        $286,527                  $325,255
           Cost of Goods Sold                                                150,344                   168,425
                                                                            --------                  --------
             Gross Profit                                                    136,183                   156,830
                                                                            --------                  --------
           Finance Charges and Insurance
             Commissions                                                       5,102                     4,892
                                                                            --------                  --------
           Operating Expenses:
             Selling                                                          47,793                    51,865
             General and
               administrative                                                 77,218                    84,285
             Provision for credit losses                                         240                       213
             Amortization of intangibles                                       3,119                     3,118
             Other (income) expenses, net                                       (271)                        8
                                                                            --------                  --------
           Operating Income                                                   13,186                    22,233
           Interest Expense, net                                               8,086                     7,032
                                                                            --------                  --------
           Income Before Income Taxes and
             Extraordinary Item                                                5,100                    15,201
           Provision for Income Taxes                                          2,203                     6,096
                                                                            --------                  --------
             Net Income Before
                Extraordinary Item                                          $  2,897                  $  9,105
                                                                            ========                  ========
         PER SHARE DATA:
           Net Income Before
             Extraordinary Item                                             $   0.30                  $   0.92
           Weighted Average Shares
             Outstanding (000s)                                                9,781                     9,901
         OTHER OPERATING DATA:
           Depreciation and Amortization                                    $  9,517                  $  9,398

RESULTS OF OPERATIONS

         The following table sets forth certain financial data expressed as a percentage of net sales for the fiscal years ended February 29, 1992, February 28, 1993 and 1994.


                                                                          FISCAL YEAR ENDED            PRO FORMA YEAR
                                                                          FEBRUARY 28 OR 29           ENDED FEBRUARY 28,
                                                                     ----------------------------     ------------------
                                                                      1992       1993       1994        1993       1994
                                                                      ----       ----       ----        ----       ----
Net Sales                                                            100.0%     100.0%     100.0%      100.0%     100.0%
Cost of Goods Sold                                                    52.6       52.5       51.8        52.5       51.8
                                                                     -----      -----      -----       -----      -----
  Gross Profit                                                        47.4       47.5       48.2        47.5       48.2
                                                                     -----      -----      -----       -----      -----
Finance Charges and Insurance Commissions                             14.2        4.8        1.5         1.8        1.5
                                                                     -----      -----      -----       -----      -----
Operating Expenses:
  Selling                                                             15.3       16.7       15.9        16.7       15.9
  General and administrative                                          32.6       28.3       25.9        26.9       25.8
  Amortization of intangibles                                          1.3        1.1        1.0         1.1        1.0
  Provision for credit losses                                          2.8        1.7         .1          .1         .1
  Other (income) expense, net                                          0.3       (0.2)        --         (.1)        --
                                                                     -----      ------     -----        ----       ----
                                                                      52.3       47.7       42.9        44.7       42.8
                                                                      ----      -----      -----        ----       ----
  Operating Income                                                     9.3        4.7        6.8         4.6        6.8
Interest Expense, net                                                 12.8        8.5        3.5         2.8        2.2
Income (Loss) Before Income Taxes,
  Change in Accounting for Taxes and
  Extraordinary Item                                                  (3.9)      (3.8)       3.3         1.8        4.7
Net Income (Loss) Before Extraordinary Item                           (3.7)      (3.4)       1.9         1.0        2.8

         FISCAL YEARS 1993 AND 1994 COMPARED--PRO FORMA BASIS

         Net sales increased 13.5% to $325,255,000 from $286,527,000 for fiscal 1994 compared with the prior fiscal year. Comparable store sales growth was 10.0% for fiscal 1994. Comparable store sales growth, excluding the three stores that were favorably impacted in fiscal 1993 by increased sales following Hurricane Andrew, was 12.2% for fiscal 1994. Pro forma operating income for fiscal 1994 of $22,233,000 (6.8% of net sales) increased 68.6% compared with $13,186,000 (4.6% of net sales ) for fiscal 1993 on a net sales increase of $38,728,000. Pro forma net income before extraordinary item for fiscal 1994 increased 214% to $9,105,000, or $.92 per share, compared with $2,897,000, or $.30 per share, for the prior fiscal year.

         During fiscal 1994, Rhodes opened one new store in Chattanooga, Tennessee, acquired one new store in Knoxville, Tennessee and opened a new store in Clarksville, Indiana (a suburb of Louisville, Kentucky), to bring the total stores in operation to 78 compared with 76 stores in operation at February 28, 1993. The Company closed one store in Sarasota, Florida in January 1994, which closing had no adverse impact on the Company. Rhodes has also entered into leases for five future store locations and is in active negotiations to lease additional store locations.

         Gross profit as a percentage of net sales for fiscal 1994 increased to 48.2% from 47.5%, compared with fiscal 1993. Gross margin improvement is partially attributable to improved sales penetration of extended warranties, which have a higher gross profit. Also, the credit promotions discussed below permitted less discounting of selling prices, contributing to the higher gross profit percentage. Inventory turnover on a FIFO basis was 4.0x for each of the fiscal years 1994 and 1993. Inventories were approximately $10.9 million higher at February 28, 1994 than February 28, 1993 due to three more stores in operation and management's anticipation of an improved economic climate.

         Finance charge and insurance commission income derives from commissions earned from BNB under the Merchant Agreement and from commissions on credit insurance on credit customer balances. The amounts earned were down due to lower net yields on credit insurance commissions.

         Selling expense for fiscal 1994 declined substantially as a percentage of net sales to 15.9%, compared with 16.7% for fiscal 1993. The expense of interest-free and deferred payment credit promotions was more than off-set by reduced net advertising expenditures and reduced sales commissions compared with the prior year. Sales commissions have decreased as a percentage of net sales as a result of revisions made to the commission structure at the beginning of fiscal 1994.

         Pro forma general and administrative expenses for fiscal 1994 increased to $84,285,000 (25.9% of net sales) from $77,218,000 (26.9% of net sales) for fiscal 1993. The increased expense is due to adding three new stores plus increases in employee expenses. The improvement in the percentage of net sales is due to the increased sales volume.

         Interest expense on the Company's indebtedness is generally fixed and is expected to decline slightly in future periods as such debt is reduced from internal cash flow.

         FISCAL YEARS 1993 AND 1994 COMPARED--HISTORICAL BASIS

         On a historical basis, results for fiscal 1994 are not comparable with the prior fiscal year due to the Receivables Sale, which took place on June 18, 1992 and the completion of the Recapitalization, which took place on June 24, 1993. As a result of the Receivables Sale, the Company no longer earns finance charge income, and general and administrative expenses, credit losses and interest expense related to the credit operation have been eliminated. Also, as a result of the Recapitalization, interest expense has been substantially reduced. The following information describes results of operations on a historical basis to the extent that the historical information differs from the pro forma information set forth under "Fiscal Year Ended February 28, 1993 and 1994 Compared--Pro Forma Basis."

         Finance charges and insurance commissions income was $4,892,000 for fiscal 1994, compared with $13,853,000 for fiscal 1993. As a result of the Receivables Sale, the related finance charge income is no longer earned by the Company.

         General and administrative expenses for the year ended February 28, 1994 increased to $84,404,000 (25.9% of net sales) from $81,432,000 (28.4% of net sales) for fiscal 1993 due to the cost of adding three new stores plus increases in employee expenses, partially offset by the elimination of the Company's credit operations following the Receivables Sale. The improvement in general and administrative expenses as a percentage of net sales is due principally to the increased sales volume.

         The provision for credit losses of $4,803,000 reported for fiscal 1993 decreased to $213,000 for fiscal 1994 due to the Receivables Sale, which eliminated the Company's risk of credit losses on the customer credit accounts sold to BNB under the Merchant Agreement. As a result, the only credit loss expenses to the Company are write-offs associated with bankcard and check transactions.

         Interest expense for fiscal 1994 decreased to $11,545,000, compared with $24,306,000 for fiscal 1993 as a result of the Recapitalization and Receivables Sale and related reduction in the Company's indebtedness.

         In fiscal 1994 the Company expensed certain charges incurred principally in connection with the Recapitalization. These extraordinary items represent non-recurring prepayment penalties of $2,624,000 for early retirement of debt and the write-off of $903,000 in related deferred loan costs, less income tax benefit of $800,000.

         FISCAL YEARS 1993 AND 1992 COMPARED--HISTORICAL BASIS

         Operating income for fiscal 1993 is not comparable with the prior year due to the Receivables Sale. Although operating income attributable to the Company's credit operations (which was $877,000 in fiscal 1993) has been reduced as a result of the elimination of finance charge revenue, partially offset by reductions in general and administrative expense and in provision for credit losses, management believes that the Receivables Sale positively impacted net income by eliminating credit-related interest expense.

         Net furniture sales increased 7.7% for fiscal 1993 over fiscal 1992, and comparable store sales were up 7.0% for the same period. Comparable store sales growth, excluding the three Florida stores that were favorably impacted in fiscal 1993 by increased sales following Hurricane Andrew, was 6.2% for fiscal 1993 compared with fiscal 1992. Net warranty sales of $1.3 million, less direct expenses of $280,000, were deferred to future periods in fiscal 1993. The Company markets extended warranty contracts to its customers on certain merchandise at the time of the initial sale. The Company had 76 stores in operation at February 29, 1992 and February 28, 1993, due to the loss of one store to Hurricane Andrew and the opening of one new store in February 1993.

         Gross profit was 47.5% of net sales in fiscal 1993, compared with 47.4% for the prior year, due to the recognition of more extended warranty income.

         Finance charges and insurance commissions income was $13.9 million for fiscal 1993 compared with $37.7 million for fiscal 1992. As a result of the Receivables Sale, the related finance charge income, which totaled $33.3 million for fiscal 1992 and $9.0 million for fiscal 1993, is no longer earned by the Company. Insurance commission income earned for fiscal 1993 was $4.0 million compared with $4.5 million in fiscal 1992 as a result of lower average accounts receivable balances and lower credit insurance sales penetration in fiscal 1993.

         Selling expense was 16.7% of net sales for fiscal 1993 versus 15.3% for fiscal 1992, largely because selling expense increased sharply during the middle part of fiscal 1993 as a result of the transition to operating under the Merchant Agreement. The total increase in selling expense resulting from this transition was approximately $3.7 million for fiscal 1993, all of which related to discounts paid to BNB for offering interest-free credit promotions.
Although the Company continues to offer interest- free credit promotions from time to time, management imposed budgetary and operational guidelines during the fourth quarter of fiscal 1993 with respect to the use of credit promotions.

         General and administrative expense for fiscal 1993 was down to $81.4 million (28.4% of net sales) compared with $86.8 million (32.6% of net sales) for fiscal 1992. The decrease is largely attributable to the elimination of
(i) 105 employee positions through the closing of the Company's credit center in Greenwood, South Carolina, (ii) fees paid to the outside credit processor and (iii) other related costs following the Receivables Sale on June 18, 1992. In addition, the sale of previously written-off accounts to Green Financial Services Corp., an affiliated company ("GFSC") set up for that purpose, increased general and administrative expenses by $494,000 in fiscal 1992.

         The provision for credit losses decreased to $4.8 million for fiscal 1993 compared with $7.4 million for fiscal 1992 as a result of the Receivables Sale. The provision for credit losses in fiscal 1992 was reduced $1.0 million by the sale of previously written-off accounts to GFSC, and by charging write-offs on accounts existing at the time of the 1988 Merger to the allowance for credit losses in the amount of $4.6 million for fiscal 1992. The remaining balance of $8.4 million in the allowance for credit losses at the time of the Receivables Sale was reversed and is included in the gain on this transaction.

         Interest expense in fiscal 1993 was substantially less than in fiscal 1992 due to the reduction of short-term debt following the Receivables Sale and the termination of the related commercial paper facility.

         SEASONALITY

         The Company typically experiences its strongest sales in its third quarter. Gross profit margin is generally lower in the Company's second and fourth quarters, during which the Company conducts its clearance sales.

         EFFECTS OF INFLATION ON OPERATIONS

         Although the rate of inflation has remained low and has had little impact on the Company during the last three fiscal years ended February 28, 1994, the Company's operating results could be adversely affected by high rates of inflation. The area which could be most affected is the Company's cost to replenish inventory. An increase in the cost of inventory would be mitigated, however, to the extent the Company was able to pass along such costs to its customers through price increases. The Company's interest rate risk is limited to the variable rate of interest paid under the Revolving Credit Agreement.

INCOME TAXES

         At February 28, 1994, the Company had approximately $12 million of net operating loss carryforwards ("NOLs") for federal income tax purposes. The transfer of Common Stock from an affiliate of Green Capital Investors to WPS Investors (also an affiliate of Green Capital) on February 25, 1994 and the secondary sale of Common Stock completed on March 24, 1994 caused an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986, as amended, which will give rise to an annual limitation on the amount of taxable income that such NOLs can offset in a particular year. The Company believes that such limitation will not significantly affect net income or cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Currently, the Company's principal sources of liquidity are cash flow from operations and additional borrowing capacity under its Revolving Credit Agreement. The Company had net cash provided by operating activities of approximately $11.6 million, $6.2 million (adjusted for the short-term debt paydown related to the Receivables Sale), and $19.4 million in fiscal years 1992, 1993 and 1994, respectively. The Company's principal uses of cash are debt service obligations, capital expenditures and working capital needs.

         On June 24, 1993, the Company completed the Recapitalization to enhance the Company's strategic, financial and operating flexibility by increasing shareholders' equity and reducing indebtedness and interest expense. Management believes that the new capital structure provides sufficient cash flow to fund its planned expansion, remodeling, and refurbishing programs and debt service requirements. On June 18, 1992, the Company completed the Receivables Sale. The Company also contracted to sell all future receivables until June 1995, unless extended, under the Merchant Agreement (the term of which is extended automatically unless terminated by one of the parties), whereby BNB provides credit to customers under the Rhodes credit card name for future credit sales. This arrangement removed the need for Rhodes to fund that portion of the accounts receivable not financed by the commercial paper facility. The net proceeds of the Receivables Sale were used principally to reduce short-term debt, including terminating the related commercial paper program.

         At the end of fiscal years 1992, 1993, and 1994, LIFO inventories were $38.5 million, $37.3 million, and $48.2 million, respectively. FIFO inventory turns in these years have increased to 4.0x for fiscal 1994 and 1993 from 3.8x in fiscal year 1992. The Company has historically had low or negative working capital, primarily as a result of its tight inventory controls, low cash balances and the inclusion in current liabilities of deferred revenues, such as merchandise sold but not delivered and deferred warranty revenue.

         The Company made additions to property and equipment of approximately $2.8 million, $3.4 million and $6.9 million for fiscal years 1992, 1993 and 1994, respectively. These expenditures have been both for the opening of new stores and capital replacements in existing stores, including the remodeling completed for four stores in fiscal 1993 and 16 stores in fiscal 1994. Prior to the Recapitalization, the Company's capital expenditures were restricted by covenants contained in the various loan agreements and by the significant financial constraints imposed by its high debt and interest expense levels. Upon completion of the Recapitalization, the Company substantially increased its capital expenditures in fiscal 1994 (although capital expenditure funding continues to be subject to restrictions in the Senior Notes and Revolving Credit Agreement), and plans to spend $12.0 million and $9.1 million in fiscal 1995 and 1996, respectively. These increases reflect the cost of remodeling and refurbishing the existing store base and the addition of 18 new stores. The Company does not plan to purchase any real estate in acquiring and opening new stores. The Company anticipates that these increased capital expenditures will be funded primarily from cash flow from operations. If the Company's cash flow from operations were insufficient to fund such capital expenditures, the Company would consider additional means to finance its remodeling and refurbishing and expansion programs or delaying or limiting such programs.

         The Company's consolidated funded indebtedness at February 28, 1994, including obligations under capital leases, was $60.8 million, down from $145.7 million at February 28, 1993 and $307.8 million at February 29, 1992 due to the Recapitalization and the Receivables Sale and the payments previously described. Set forth below are the scheduled principal payments required under the Company's existing debt agreements.

                         Fiscal 1995                     $  516,000
                         Fiscal 1996                        518,000
                         Fiscal 1997                      8,020,000

         The maximum availability of funds under the Revolving Credit Agreement is the lesser of $30.0 million or 50% of eligible inventory. The Revolving Credit Agreement is secured by substantially all of the inventory of the Company. As of May 3, 1994, borrowings under the Revolving Credit Agreement were approximately $6.4 million and approximately $14.7 million remained
available for borrowing.   Loans outstanding under the Revolving Credit
Agreement generally will bear interest at one of two interest rate options selected by the Company: (i) Prime Rate + .5% per annum or (ii) a quoted LIBOR + 2.375% per annum for specified interest periods. The "Prime Rate" is the rate of interest announced publicly by the lender, from time to time, as its prime rate. The Company is required to pay a commitment fee of 0.375% per annum of the average daily unused portion of the lender's commitment under the Revolving Credit Agreement. The Revolving Credit Agreement is scheduled to terminate in February 1996.

         The Senior Notes consist of two tranches: (i) Tranche A Notes in the aggregate principal amount of $30 million which mature in June 1999 (subject to mandatory annual redemption payments of $7.5 million per year commencing in June 1996) and bear interest at a rate of 9% per annum, payable semiannually; and (ii) Tranche B Notes in the aggregate principal amount of $10 million, which mature in June 2000 and bear interest at a rate of 10% per annum, payable semiannually. The Senior Notes are secured by all real property owned by the Company.

         The terms of the Revolving Credit Agreement and the Senior Notes impose restrictions that affect, among other things, the Company's ability to
(i) incur certain additional indebtedness, (ii) create liens on assets, (iii) sell assets, (iv) engage in mergers or consolidations, (v) make investments,
(vi) pay dividends and make distributions and (vii) engage in certain transactions with affiliates and subsidiaries. The Revolving Credit Agreement and the Senior Notes also require the Company to comply with certain specified financial ratios and tests.

         The Company expects to continue to finance inventories, future expansion, debt service requirements and other cash needs with cash flow from operations supplemented by other potential sources of capital, principally the sources described above. Although there can be no assurance as to the availability of other sources of funding, management believes that internally generated funds and amounts available under the Company's existing credit facility will be sufficient to fund the Company's present and proposed operations and capital expenditure program.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements of the Company are set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See Item X hereof and incorporated herein by reference to the annual proxy statement relating to the 1994 annual meeting of shareholders of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated by reference to the annual proxy statement relating to the 1994 annual meeting of shareholders of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the annual proxy statement relating to the 1994 annual meeting of shareholders of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND TRANSACTIONS

         Incorporated by reference to the annual proxy statement relating to the 1994 annual meeting of shareholders of the Company.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     1.      Financial Statements

                         The following financial statements (beginning on page F-1 - F-26) are filed under Item 8 of this Annual
                         Report:

                                  Report of Independent Public Accountants

                                  Consolidated balance sheets as of February
                                  28, 1993 and February 28, 1994

                                  Consolidated statements of operations for the years ended February 29, 1992, February 28, 1993 and February 28, 1994

                                  Consolidated statements of shareholders' equity for the years ended February 29, 1992, February 28, 1993 and February 28, 1994

                                  Consolidated statements of cash flows for the years ended February 29, 1992, February 28, 1993 and February 28, 1994

                                  Notes to consolidated financial statements for the years ended February 29, 1992, February 28, 1993 and February 28, 1994

                2. The following financial statement schedules (beginning on page F-27 - F-33) are filed as part of this Annual
                         Report:

                                  Report of Independent Public Accountants

                                  Schedule IV - Indebtedness to related
                                  parties-not current for the three years ended February 28, 1994

                                  Schedule V - Property and Equipment for the three years ended February 28, 1994

                                  Schedule VI - Accumulated depreciation,
                                  depletion and amortization of property and equipment for the three years ended February 28, 1994

                                  Schedule VIII - Valuation and qualifying accounts for the three years ended February 28, 1994

                                  Schedule IX - Short-term borrowings for the three years ended February 28, 1994

                                  Schedule X - Supplementary income statement information for the three years ended February 28, 1994

                3.       Exhibits.

                         The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report.

         (b)    Reports on Form 8-K

                         None

         (c)    Exhibits

EXHIBIT
NUMBER                                                   DESCRIPTION
- - ------                                                   -----------
 3.1     --      Restated and Amended Articles of Incorporation of the Registrant dated as of April 8, 1993 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1, as amended (File No.  33-60962)).

 3.2     --      Amended Bylaws of the Registrant dated as of April 7, 1993 (incorporated by reference to Exhibit 3.2 to
                 Registrant's Registration Statement on Form S-1, as amended (File No.  33-60962)).

 4.1     --      Indenture, dated as of September 20, 1988, between the Registrant and The Citizens and Southern National Bank, as
                 Trustee, relating to the Registrant's Junior Discount Subordinated Redeemable Debentures Due 2000 (incorporated by reference to Exhibit 4 to Registrant's Current Report on Form 8-K dated September 29, 1988).

 4.2     --      Loan and Security Agreement dated as of February 24, 1994 between the Registration and Wachovia Bank of Georgia,
                 N.A. and Master Note between the Registrant payable to Wachovia Bank of Georgia, N.A. as of February 24, 1994.

 4.3     --      Form of Note Purchase Agreement between the Company, Sun Life Insurance Company of America, The Equitable Private
                 Income and Equity Partnership II, L.P., The Life Insurance Company of Virginia and Protective Life Insurance
                 Company (incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1, as
                 amended (File No. 33-60962)).

10.1     --      Rhodes, Inc. Employees' Savings Plan (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on
                 Form 10-K for the year ended February 28, 1986).

10.2     --      Form of Exchange Agreement by and between Rhodes, Inc. and Green Capital Investors, L.P.  (incorporated by reference to Exhibit 10.9 to Registrant's Registration Statement on Form S-1, as amended (File No.  33-60962)).

10.3     --      Rhodes, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.35 to Registrant's Annual Report on
                 Form 10-K for the year ended February 28, 1991).

EXHIBIT
NUMBER                                                   DESCRIPTION
- - ------                                                   -----------
10.4     --      Master Note by RHD Holdings Corp. (predecessor to the Registrant) payable to Green Capital Investors, L.P., dated as of December 15, 1989 (incorporated by reference to Exhibit 10.37 to Registrant's Annual Report on Form 10-K for
                 the year ended February 28, 1991).


10.5     --      First Amendment to Master Note by RHD Holdings Corp. (incorporated by reference to Exhibit 10.14 to Registrant's
                 Registration Statement on Form S-1, as amended (File No.  33-60962)).

10.6     --      Policy issued by Life Insurance Company of North America, dated March 1, 1989 covering the Rhodes, Inc. Employee
                 Disability Plan (incorporated by reference to Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the year ended February 28, 1991).

10.7     --      Purchase Agreement by and between Rhodes Financial Services Corp. and Beneficial National Bank USA, dated as of
                 May 15, 1992, (incorporated by reference to Exhibit 10.41 to Registrant's Annual Report on Form 10-K for the year ended February 29, 1992).

10.8     --      Merchant Agreement by and between Beneficial National Bank USA and Rhodes, Inc., dated as of May 15, 1992
                 (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended
                 February 29, 1992).

10.9     --      Form of Option Agreement between the Registrant and James V. Napier (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-60962))

10.10    --      Form of Option Agreement between the Registrant and Don L. Chapman (incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-60962))

10.11    --      Stock Purchase Agreement dated as of November 18, 1992 by and between Green Capital Investors L.P.  and Bankers
                 Fidelity Life Insurance Company (incorporated by reference to Exhibit 10.22 to Registrant's Registration Statement
                 on Form S-1, as amended (File No.  33-60962))

11       --      Rhodes, Inc. Computation of Net Income Per Share

21       --      List of subsidiaries of the Registrant (incorporated by reference to Exhibit 22 to Registrant's Registration
                 Statement on Form S-1, as amended (File No.  33-60962))

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RHODES, INC.

                                        By: /s/  JOEL H. DUGAN
                                            ------------------
                                                 Joel H. Dugan
                                                 Senior Vice President,
                                                 Finance and Administration
                                                 Date: May 26, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER:

/s/  IRWIN L. LOWENSTEIN
- - ------------------------
Irwin L. Lowenstein
Director, President and Chief
Executive Officer
Date: May 26, 1994

PRINCIPAL FINANCIAL OFFICER:

/s/  JOEL H. DUGAN
- - ------------------
Joel H. Dugan
Senior Vice President,
Finance and Administration
Date: May 26, 1994

PRINCIPAL ACCOUNTING OFFICER:

/s/  BARBARA SNOW
- - -----------------
Barbara Snow
Corporate Controller
Date: May 26, 1994

DIRECTORS:

/s/  HOLCOMBE T. GREEN, JR.
- - ---------------------------
Holcombe T. Green, Jr.
Chairman of the Board of Directors
Date: May 26, 1994

/s/  JAMES R. KUSE
- - ------------------
James R. Kuse
Date: May 26, 1994

/s/  JAMES V. NAPIER
- - --------------------
James V. Napier
Date: May 26, 1994

/s/  DON L. CHAPMAN
- - -------------------
Don L. Chapman
Date: May 26, 1994

/s/  IRWIN L. LOWENSTEIN
- - ------------------------
Irwin L. Lowenstein
Date: May 26, 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
THE SHAREHOLDERS OF RHODES, INC.

         We have audited the accompanying consolidated balance sheets of Rhodes, Inc. (a Georgia corporation) and subsidiaries as of February 28, 1993 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhodes, Inc. and subsidiaries as of February 28, 1993 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1994 in conformity with generally accepted accounting principles.

         As more fully discussed in Note 2 to the financial statements, effective March 1, 1991 the Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".




                                                      /s/ Arthur Andersen & Co.
                                                          ARTHUR ANDERSEN & CO.




Atlanta, Georgia
April 22, 1994

                         RHODES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)


                                                                                          February 28,   February 28,
                                        ASSETS                                                1993           1994
    -------------------------------------------------------------------------------       ------------   ------------
    CURRENT ASSETS:
     Cash                                                                                   $    158       $    235
     Accounts and other receivables                                                            2,913          2,073
     Inventories at LIFO cost                                                                 37,326         48,187
     Prepaid expenses and other                                                                4,152          4,375
     Deferred tax assets                                                                       2,658          2,941
                                                                                             -------        -------
       Total Current Assets                                                                   47,207         57,811
                                                                                             -------        -------
    PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and
     amortization of $25,210 at February 28, 1993 and $29,805 at February 28, 1994            46,845         48,027
                                                                                             -------        -------
    CAPITALIZED REAL ESTATE LEASES, at cost, less accumulated amortization
     of $3,367 at February 28, 1993 and $4,125 at February 28, 1994                            8,577          7,819
                                                                                             -------        -------
    INTANGIBLE ASSETS, net
     Goodwill                                                                                 63,914         62,116
     Favorable leases                                                                          5,888          4,797
     Other intangibles                                                                         2,331          2,638
                                                                                             -------        -------
       Total Intangible Assets                                                                72,133         69,551
                                                                                             -------        -------
    OTHER ASSETS                                                                                 992          2,396
                                                                                             -------        -------
      TOTAL ASSETS                                                                          $175,754       $185,604
                                                                                             =======        =======

                         LIABILITIES AND SHAREHOLDERS' EQUITY
    -------------------------------------------------------------------------------
    CURRENT LIABILITIES:
     Notes and loans payable                                                               $   7,447     $    2,471
     Current maturities of long-term debt and capital lease obligations                        5,041          1,308
     Accounts payable                                                                         19,279         27,753
     Accrued interest                                                                          3,058            759
     Accrued liabilities                                                                      13,832         15,862
     Deferred income                                                                           8,309          8,732
     Current portion deferred gain--sale/leasebacks                                              318            318
                                                                                            --------       --------
       Total Current Liabilities                                                              57,284         57,203
                                                                                            --------       --------
    DEFERRED INCOME TAXES                                                                      5,759          8,415
                                                                                            --------       --------
    LONG-TERM DEBT, less current maturities                                                  118,171         42,046
                                                                                            --------       --------
    OBLIGATIONS UNDER CAPITAL LEASES                                                          15,047         15,006
                                                                                            --------       --------
    DEFERRED GAIN--SALE/LEASEBACKS                                                             3,343          3,025
                                                                                            --------       --------
    COMMITMENTS AND CONTINGENCIES (Note 5)
    SHAREHOLDERS' EQUITY:
     Class A Preferred Stock, cumulative dividends, no par value,
      1 share authorized and issued at February 28, 1993                                      14,181             --
     Common Stock, no par value, 10,000 shares authorized and
      1,476 shares issued and outstanding at February 28, 1993,
      20,000 shares authorized and 9,777 shares issued and outstanding
      at February 28, 1994                                                                        --             --
     Paid-in Capital                                                                          12,487        107,107
     Accumulated deficit                                                                     (50,518)       (47,198)
                                                                                            --------       --------
      Total Shareholders' Equity (Deficit)                                                   (23,850)        59,909
                                                                                            --------       --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 175,754      $ 185,604
                                                                                            ========       ========



           The accompanying notes are an integral part of these consolidated balance sheets.

                         RHODES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)

                                                                                       Years Ended
                                                                       ----------------------------------------------
                                                                       February 29,     February 28,     February 28,
                                                                          1992             1993             1994
                                                                       ------------    -------------    -------------
    NET SALES                                                           $ 265,924        $ 286,527        $ 325,255
    COST OF GOODS SOLD                                                    139,876          150,344          168,425
                                                                         --------         --------         --------
    GROSS PROFIT                                                          126,048          136,183          156,830
                                                                         --------         --------         --------
    FINANCE CHARGES AND INSURANCE COMMISSIONS                              37,725           13,853            4,892
                                                                         --------         --------         --------
    OPERATING EXPENSES:
     Selling                                                               40,665           47,793           51,865
     General and administrative                                            86,781           81,432           84,404
     Provision for credit losses, net of $1,001 of recoveries
      in 1992 through sale of written-off accounts to an
      affiliate (Note 9)                                                    7,413            4,803              213
     Amortization of intangibles                                            3,433            3,253            3,132
     Other expense (income), net                                              868             (575)               8
                                                                         --------         --------         --------
                                                                          139,160          136,706          139,622
                                                                         --------         --------         --------
    INCOME BEFORE INTEREST EXPENSE AND INCOME TAXES                        24,613           13,330           22,100

     Nonrecurring item (Note 10)                                            1,162               --               --
     Interest expense, net                                                 33,920           24,306           11,545
                                                                         --------         --------         --------
    INCOME (LOSS) BEFORE INCOME TAXES, CHANGE IN ACCOUNTING
     FOR INCOME TAXES, AND EXTRAORDINARY ITEM                             (10,469)         (10,976)          10,555
    PROVISION (BENEFIT) FOR INCOME TAXES                                   (1,234)          (1,145)           4,508
                                                                         --------         --------         --------
    NET INCOME (LOSS) BEFORE CHANGE IN ACCOUNTING FOR
     INCOME TAXES, AND EXTRAORDINARY ITEM                                  (9,235)          (9,831)           6,047
    CUMULATIVE EFFECT ON PRIOR YEARS OF CHANGE IN
     ACCOUNTING FOR INCOME TAXES (NOTE 2)                                    (719)              --               --
                                                                         --------         --------         --------
    NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                            (9,954)          (9,831)           6,047
    EXTRAORDINARY ITEM-EARLY RETIREMENT OF DEBT, NET OF
     INCOME TAX EFFECT  (NOTE 11)                                              --               --           (2,727)
                                                                         --------         --------         --------
    NET INCOME (LOSS)                                                   $  (9,954)       $  (9,831)       $   3,320
                                                                         ========         ========         ========
    NET INCOME (LOSS) PER SHARE OF COMMON STOCK BEFORE
     EXTRAORDINARY ITEM                                                 $   (8.85)       $   (6.68)       $    0.83

    EXTRAORDINARY ITEM PER SHARE OF COMMON STOCK                               --               --            (0.38)
                                                                         --------          --------        --------
    NET INCOME (LOSS) PER SHARE                                         $   (8.85)       $   (6.68)       $    0.45
                                                                         ========         ========         ========
    WEIGHTED AVERAGE NUMBER OF SHARES OF
     COMMON STOCK OUTSTANDING                                               1,125            1,472            7,302
                                                                         ========         ========         ========



    PRO FORMA NET INCOME (LOSS) PER COMMON SHARE BEFORE
     EXTRAORDINARY ITEM (UNAUDITED) (NOTE 1)                                             $    0.30        $    0.92
                                                                                          ========         ========
    PRO FORMA WEIGHTED AVERAGE SHARES                                                        9,781            9,901
                                                                                          ========         ========





                 The accompanying notes are an integral part of these consolidated statements.

                         RHODES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                (In Thousands)



                                                     Class  A
                                                  Preferred stock,                                                   Total
                                                    Cumulative          Common                                    Shareholders'
                                                    Dividends,          Stock,         Paid-in      Accumulated      Equity
                                                   no par value      no par value      Capital        Deficit       (Deficit)
                                                 -----------------  --------------  -----------    ------------  --------------
    BALANCE, February 28, 1991                       $   10,000      $       --    $   10,969     $   (30,733)    $  (9,764)
     Net loss                                                --              --            --          (9,954)       (9,954)
     Issuance of common stock, net of
      issuance expenses (Note 9)                             --              --         5,645              --         5,645
                                                      ---------       ---------     ---------      ----------      --------
    BALANCE, February 29, 1992                           10,000              --        16,614         (40,687)      (14,073)
     Net loss                                                --              --            --          (9,831)       (9,831)
     Accrual of cumulative dividends on
      Series A Preferred Stock                            4,181              --        (4,181)             --            --
     Issuance of common stock, from
      exercise of stock options                              --              --            54              --            54
                                                      ---------       ---------     ---------      ----------      --------
    BALANCE, February 28, 1993                           14,181              --        12,487         (50,518)      (23,850)
     Net Income                                                                                         3,320         3,320
     Accrual of cumulative dividends on
      Series A Preferred Stock                             479                           (479)             --            --
     Issuance of common stock, net of
      issuance expenses (Note 9)                                                       45,499                        45,499
     Exchange of long-term debt for Common Stock                                       34,309                        34,309
     Exchange of preferred stock and accumulated
      dividends for Common stock                       (14,660)              --        14,660              --            --
     Issuance of common stock, from
      exercise of stock options                                                           631              --           631
                                                      ---------       ---------     ---------      ----------      --------
    BALANCE, February 28, 1994                       $      --       $       --    $  107,107     $   (47,198)    $  59,909
                                                      =========       =========     =========      ==========      ========






The accompanying notes are an integral part of these consolidated statements.


                                                   RHODES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (In Thousands)

                                                                                            Years Ended
                                                                              -----------------------------------------
                                                                              February 29,   February 28,  February 28,
                                                                                  1992          1993          1994
                                                                              ------------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                               (9,954)        (9,831)         3,320
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
 Extraordinary item-early retirement of debt                                         --             --          3,527
 Depreciation and amortization                                                    6,588          6,464          6,399
 Change in deferred income taxes                                                 (1,234)        (1,145)         2,373
 Amortization of intangibles                                                      3,433          3,253          3,132
 Noncash interest expense                                                         6,257          6,653          2,626
 Cumulative effect of change in accounting for income taxes                         719             --             --
 Amortization of gain-sale/leasebacks                                              (318)          (318)          (318)
 Write-off of intangible assets                                                      --            297             --
 Changes in current assets and liabilities:
  Accounts and Other Receivables, net                                             1,646        169,305            840
  Inventories                                                                       668          1,159        (10,861)
  Prepaid expenses and other                                                        900           (830)          (223)
  Accounts payable and accrued liabilities                                        1,419         (6,213)         8,206
  Deferred income                                                                 1,502          3,512            423
                                                                                 ------       --------       --------
  Net cash provided by  operating activities                                     11,626        172,306         19,444
                                                                                 ------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Retirements of property and equipment, net                                       1,034            327             97
 Additions to property and equipment                                             (2,769)        (3,405)        (6,860)
 Additions to intangible assets                                                      --             --         (1,407)
 Decrease (increase) in other assets                                                271           (493)        (1,511)
 (Decrease) increase in obligations under capital leases                           (301)          (256)           147
                                                                                 ------       --------       --------
  Net cash used in investing activities                                          (1,765)        (3,827)        (9,534)
                                                                                 ------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of short-term debt, net                                               (9,076)      (163,506)        (4,976)
 Repayment of long-term debt                                                       (519)        (5,006)       (88,363)
 Prepayment penalty for early retirement of debt                                     --             --         (2,624)
 Proceeds from the Senior Secured Financing                                          --             --         40,000
 Expenditures paid in stock for debt exchange                                      (269)            --             --
 Proceeds from sale of common stock                                                  --             --         45,499
 Exercise of stock options                                                           --             54            631
                                                                                 ------       --------       --------
  Net cash used in financing activities                                          (9,864)      (168,458)        (9,833)
                                                                                 ------       --------       --------
INCREASE (DECREASE) IN CASH                                                          (3)            21             77
CASH AT BEGINNING OF YEAR                                                           140            137            158
                                                                                 ------       --------       --------
CASH AT END OF YEAR                                                            $    137      $     158      $     235
                                                                                 ======       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
 Interest                                                                      $ 27,663      $  17,652      $   8,919
                                                                                 ======       ========       ========
 Income taxes                                                                  $    154      $     105      $   1,320
                                                                                 ======       ========       ========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
 Issuance of Common Stock for debt, net
  of issuance expenses                                                         $  5,645      $      --      $  34,309
                                                                                 ======       ========       ========
 Exchange of preferred stock and accumulated dividends for Common Stock        $     --      $      --      $  14,660
                                                                                 ======       ========       ========







   The accompanying notes are an integral part of these consolidated statements.
                                      F-5

                         RHODES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FEBRUARY 29, 1992, FEBRUARY 28, 1993 AND 1994

1.  STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

         INTRODUCTION

         On September 20, 1988, Rhodes Acquisition Corp., a wholly owned subsidiary of RHD Holdings Corp. ("RHD Holdings" or "RHD"), was merged with and into Rhodes, Inc. ("Rhodes" or the "Company"), in which merger (the "Acquisition") Rhodes was the surviving corporation. As a result of the Acquisition, Rhodes became a wholly owned subsidiary of RHD Holdings.

         For financial statement purposes, the Acquisition was accounted for by the purchase method of accounting effective September 21, 1988. The consolidated financial statements herein include the accounts of the Company and its subsidiaries after adjustment as of September 21, 1988 of certain assets and liabilities to their estimated fair values based on management's estimates, certain appraisals and other data and after reflecting the costs of the Acquisition.

         THE 1991 MERGER

         Upon approval by the board of directors of the Company and RHD Holdings on June 11, 1991, the Company and RHD Holdings entered into an Agreement and Plan of Merger, which provided for the merger of RHD Holdings with and into the Company (the "1991 Merger"). Rhodes was the surviving corporation in the 1991 Merger.

         Pursuant to the 1991 Merger, each outstanding share of common stock of the Company was canceled and eight shares of common stock of RHD Holdings outstanding immediately prior to the 1991 Merger were converted into the right to receive one newly issued share of common stock, without par value, of the Company ("Common Stock"). Further, each option to purchase common stock of RHD Holdings outstanding immediately prior to the 1991 Merger was assumed by the Company and converted into the right to purchase one share of Common Stock of the Company for each eight shares of common stock of RHD Holdings (rounded to the next whole share). The 1991 Merger was accounted for by combining the merged entities' accounts at their historical cost in a manner similar to a pooling of interests. The Company's historical financial statements have been restated accordingly. The effects of this restatement were not material.

         INITIAL PUBLIC OFFERING

         In April 1993, the Company's board of directors approved a plan of recapitalization ("Recapitalization") whereby it would offer a certain number of shares of Common Stock for sale to the public (the "Offering") and Green Capital Investors, L.P. ("Green Capital") would exchange its Class A Preferred Stock (including accumulated, unpaid dividends) and Junior Discount Subordinated Redeemable Debentures Due 2000 for Common Stock of the Company (the "Exchange"), at an exchange price equal to the stock price in an initial public offering. The Company effected a 1.8-for-1 stock split of the Company's Common Stock prior to the Offering. As a part of the Recapitalization, the Company also refinanced and repaid certain of its outstanding debt (see Note
3).

         As a result of the Recapitalization, the Company recorded the accumulated, unpaid Class A Preferred Stock dividends of $4,181,000 as of February 28, 1993 in the accompanying financial statements. Because of the Company's accumulated deficit, the dividends were recorded as a reduction of Paid-in Capital. Also, all share and per share amounts in the accompanying financial statements were restated to reflect the 1.8-for-1 stock split.

         In conjunction with the above, the Company also increased the number of authorized shares of Common Stock to 20,000,000.

         SALE OF INSTALLMENT RECEIVABLES PORTFOLIO

         On May 15, 1992, Rhodes and its wholly owned subsidiary, Rhodes Financial Services Corp. ("Rhodes Financial"), entered into a definitive agreement with Beneficial National Bank USA ("BNB") to sell to BNB all outstanding customer installment receivables in the approximate amount of $174,000,000 (the "Receivables Sale"). The Receivables Sale was completed on June 18, 1992 (the "Closing Date"). The Company also contracted to sell all future receivables for the next three years in an on-going merchant agreement ("Merchant Agreement") whereby BNB will provide Rhodes with its private label credit facility for future credit sales. This arrangement removed the need for Rhodes to fund that portion of the accounts receivable not financed by the commercial paper facility and eliminated the risks from credit losses and interest rate fluctuations on its accounts receivable portfolio. The Merchant Agreement is subject to early termination by BNB in the event of a bankruptcy filing by or against Rhodes or upon 30 days notice in the event of a material change in any law or regulation or in the operation, assets, condition (financial or otherwise), business or ownership of Rhodes. After the initial three-year term, the Merchant Agreement remains in effect unless terminated by either party on 180 days notice. BNB has no recourse against the Company for the accounts receivable acquired under the Receivables Sale or under the Merchant Agreement.

         Rhodes received $170,006,000 or approximately 97.77% of the balance of the outstanding accounts receivable in cash on the Closing Date and, in addition, received approximately $4,262,000, net of a $500,000 contingency deposit, in advances against future revenue to Rhodes to be earned under the on-going Merchant Agreement. Under the Merchant Agreement, Rhodes continues to receive the credit insurance commission income and a commission on certain classes of credit sales sold to BNB.

         The net proceeds of the Receivables Sale are set forth below:

                                                                                                (IN THOUSANDS)
                                                                                                --------------
Proceeds from Receivables Sale and advances, net of contingency deposit                             $174,312
Payments and expenses:
  Commercial paper                                                                                   139,695
  Deferred sales tax                                                                                   4,502
  Cash expenses                                                                                        3,740
                                                                                                    --------
Net proceeds                                                                                        $ 26,375
                                                                                                    ========

         The net proceeds were used to pay down the Company's existing lines of credit and to repay the outstanding balance of an industrial revenue bond.

         The effect of the Receivables Sale on fiscal 1993 loss before income taxes is set forth below:

                                                                                                (IN THOUSANDS)
                                                                                                --------------
Proceeds from the Receivables Sale and advances, net of contingency deposit                         $174,312
Other advances--net of contingency deposit                                                             4,262
Interest Earned                                                                                           44
                                                                                                   ---------
Net Receivables Sale Price                                                                           170,006
  Net book value of installment receivables sold                                                     165,468
  Expenses, including non-cash expenses                                                                4,234
                                                                                                    --------
Effect of Receivables Sale on loss before income taxes--gain                                        $    304
                                                                                                    ========

         Under its on-going Merchant Agreement with BNB, Rhodes continues to offer the Rhodes Credit Card on substantially the same terms to customers.

         The following provides the historical results of the Company's credit operations for fiscal years 1992 and 1993 before the Receivables Sale:

                                                                  YEAR ENDED       YEAR ENDED
                                                                  FEBRUARY 29,     FEBRUARY 28,
                                                                     1992             1993
                                                                     ----             ----
Finance charge revenue                                             $ 33,254          $ 9,033
Operating expenses:
  General and administration                                         11,504            3,814
  Provision for credit losses, net                                    7,210            4,563
  Amortization of intangibles                                           249               83
  Other (income) expense, net                                           770             (304)
                                                                    -------          -------
Operating income                                                     13,521              877
  Interest expense, net                                              10,749            2,312
                                                                    -------          -------
Net income (loss) before income taxes                                 2,772           (1,435)
  Provision (benefit) for income taxes                                  326             (149)
                                                                    -------          -------
Net income (loss)                                                   $ 2,446          $(1,286)
                                                                    =======          =======

         COMMERCIAL PAPER PROGRAM

         The Commercial Paper Program ceased to exist upon closing of the Receivables Sale of the installment receivables portfolio and all obligations related thereto were paid at that time.

         PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements of Rhodes include the accounts of the Company and all subsidiaries, including the effects of the 1991 Merger discussed above. All significant intercompany balances and transactions have been eliminated in consolidation.

         RECLASSIFICATION

         Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

         BUSINESS SEGMENT

         The Company has one business segment consisting of the retail sale of home furnishings.

         INSTALLMENT RECEIVABLES AND REVENUE RECOGNITION

         All merchandise sales are recorded upon delivery of furniture. As a result of the Receivables Sale, accounts receivable consists primarily of miscellaneous receivables from customers and amounts awaiting funding.

         Finance commissions following the sale of installment receivables are recognized for the sale of certain installment contracts to BNB. Finance charge income previously earned by the Company on installment receivables is no longer earned following the Receivables Sale.

         The Company offers credit insurance coverage through third parties in connection with its furniture sales and earns monthly commissions.

         INVENTORIES

         Inventories are stated at the lower of cost (last in, first out method
- - -- LIFO) or market.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments are stated at their fair value in the accompanying financial statements at February 28, 1994; and February 28, 1993, are stated at their fair value with the exception of long-term debt (see
Note 3).

         PROPERTY AND EQUIPMENT

         Depreciation is provided using the straight-line method for financial reporting and accelerated methods for income tax purposes. The ranges of annual depreciation percentages, which reflect estimated useful lives, are as follows: buildings--2% to 4% and equipment and other assets--10% to 25%. Capitalized real estate leases are amortized on a straight-line basis over the terms of the leases which range from 18 to 25 years. Leasehold improvements are amortized over the life of the asset or the lease term, whichever is shorter. Repair and maintenance costs are expensed as incurred.

         Property and equipment are summarized as follows:

                                                                                 FEBRUARY 28,      FEBRUARY 28,
                                                                                     1993             1994
                                                                                     ----             ----
                                                                                        (IN THOUSANDS)
Land                                                                               $  8,313         $  8,313
Buildings                                                                            30,926           30,899
Leasehold improvements, equipment and other                                          32,816           38,620
                                                                                   --------         --------
                                                                                     72,055           77,832
Less accumulated depreciation and amortization                                      (25,210)         (29,805)
                                                                                   --------         ---------
                                                                                   $ 46,845         $ 48,027
                                                                                   ========         ========

         Capitalized real estate leases are summarized as follows:

                                                                                  FEBRUARY 28,      FEBRUARY 28,
                                                                                     1993              1994
                                                                                     ----              ----
                                                                                          (IN THOUSANDS)
Land                                                                                $ 2,267          $ 2,267
Buildings                                                                             9,677            9,677
                                                                                    -------          -------
                                                                                     11,944           11,944
Less accumulated amortization                                                        (3,367)          (4,125)
                                                                                    -------         ---------
                                                                                    $ 8,577          $ 7,819
                                                                                    =======          =======

         INTANGIBLE ASSETS

         Goodwill represents the excess of the purchase price over identifiable assets acquired at the time of the Acquisition and is being amortized on a straight-line basis over 40 years. Amortization expense for goodwill totaled $1,798,000 for fiscal 1992, 1993, and 1994. Accumulated amortization for goodwill totaled $7,994,000, and $9,792,000 as of February 28, 1993 and 1994, respectively. Subsequent to the Acquisition, the Company continually evaluates whether events and circumstances have occurred which would indicate the remaining estimated useful life of goodwill may warrant revision. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

         Favorable leases represent the difference between market rates and contract rates of store leases as of the time of the Acquisition and are being amortized over the remaining terms of the leases. Amortization expense for favorable leases totaled $1,163,000, $1,149,000 and $1,091,000 for fiscal 1992,
1993, and 1994, respectively. Accumulated amortization for favorable leases totaled $5,661,000 and $6,752,000 as of February 28, 1993 and 1994,
respectively.

         Other intangibles include deferred loan costs incurred in connection with the Acquisition and subsequent refinancing, which are being amortized over the terms of the applicable debt. Amortization expense for these items (exclusive of the fiscal 1992 write-off of loan costs associated with Commercial Paper discussed above and the fiscal 1994 write-off of loan costs related to the Recapitalization (see Note 11)) for fiscal 1992, 1993, and 1994, totaled approximately $472,000, $306,000 and $190,000, respectively. Accumulated amortization for deferred loan costs totaled $8,457,000 and $367,000 as of February 28, 1993 and 1994, respectively.

         WARRANTY CONTRACTS

         The Company markets extended warranty contracts to its customers on certain merchandise at the time of the initial sale. Extended warranty contract revenue is deferred and recognized over the contract period on a straight-line or other reasonable basis. The Company is recognizing such income based on its historical data on service and repair claims. Historical data on service and repair claims is updated periodically and the income recognition on warranties is adjusted accordingly. As a result, net warranty sales of $2,263,000, $1,272,000, and $1,587,000 less net direct expenses of $498,000, $280,000, and $349,000, respectively, were deferred to future periods in fiscal 1992, 1993, and 1994, respectively.

         EARNINGS PER SHARE

         The historical net income (loss) per common share is calculated by dividing net income (loss) applicable to Common Stock by the weighted average shares of Common Stock outstanding. All stock options were antidilutive for earnings per share calculations for fiscal 1992 and fiscal 1993 and dilutive for fiscal 1994.

         Unaudited pro forma earnings per share in the consolidated statement of operations are presented on a pro forma basis assuming the Recapitalization and the Receivables Sale had taken place at the beginning of the periods for February 28, 1993 and 1994.

         ACCOUNTING FOR POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS

         In December 1990, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 106 which establishes standards for employers' accounting for postretirement benefits other than pensions. Additionally, in November 1992, the FASB issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits", which establishes accounting standards for employers who provide benefits to former or inactive employees after employment, but before retirement. The Company does not provide any post-retirement benefits to its former employees under SFAS No. 106. The Company is required to adopt SFAS No. 112 in fiscal 1995; however, management believes such adoption will not have a material adverse effect on the Company's financial position or results of operations because such benefits are limited.

2.  FEDERAL AND STATE INCOME TAXES

         During fiscal 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the determination of deferred income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized.

         The Company elected to adopt SFAS No. 109 during fiscal 1992 and recorded the effect of the adoption as of March 1, 1991 in a manner similar to the cumulative effect of a change in accounting principle. Accordingly, as of March 1, 1991, the Company, in accordance with SFAS No. 109, adjusted certain assets acquired in the Acquisition by writing up the net-of-tax amounts to the respective pre-tax amounts by approximately $7,149,000 and recorded a net deferred tax liability of approximately $5,590,000. The Company is amortizing this write-up over the remaining useful lives of the related assets.

         The components of the net deferred tax liability are as follows:

                                                                                 FEBRUARY 28,      FEBRUARY 28,
                                                                                     1993             1994
                                                                                     ----             ----
                                                                                         (IN THOUSANDS)
         Total deferred tax liabilities                                            $ 19,446         $ 17,488
         Total deferred tax assets                                                  (19,275)         (14,944)
         Valuation allowance                                                          2,930            2,930
                                                                                   --------          -------
         Net deferred tax liabilities                                              $  3,101           $5,474
                                                                                   ========           ======

         The net deferred tax liabilities are classified on the Company's balance sheets as follows:

                                                                                 FEBRUARY 28,      FEBRUARY 28,
                                                                                     1993             1994
                                                                                     ----             ----
                                                                                         (IN THOUSANDS)
         Net deferred tax assets                                                   $ (2,658)        $ (2,941)
         Net non-current deferred income taxes                                        5,759            8,415
                                                                                   --------          -------
         Net deferred tax liabilities                                              $  3,101           $5,474
                                                                                   ========           ======

         The sources of the difference between the financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows:

                                                                                 FEBRUARY 28,      FEBRUARY 28,
                                                                                     1993             1994
                                                                                     ----             ----
                                                                                         (IN THOUSANDS)
         Deferred tax liabilities:
         Stepped-up basis in fixed assets                                           $ 6,323          $ 6,854
         Favorable leases                                                             2,238            1,871
         Acquisition costs                                                            3,406            1,663
         Depreciation                                                                 3,123            2,822
         Inventories                                                                  3,743            3,429
         Other                                                                          613              849
                                                                                    -------          -------
                                                                                    $19,446          $17,488
                                                                                    =======          =======

                                                                                 FEBRUARY 28,      FEBRUARY 28,
                                                                                     1993             1994
                                                                                     ----             ----
                                                                                         (IN THOUSANDS)
         Deferred tax assets:
         Capitalized leases                                                        $  2,489         $  2,690
         Gain--Sale/leaseback                                                         1,270            1,180
         Gain on property disposals                                                   1,076            1,175
         Deferred rent                                                                  701              730
         Accrued expenses                                                             1,210            1,453
         Deferred revenues                                                            2,096            2,059
         Uniform inventory cost capitalization                                          608              764
         Net operating loss carryforwards                                             6,460            4,674
         Book over tax basis differences in Debentures                                2,660               --
         Other                                                                          705              219
                                                                                   --------           ------
                                                                                    $19,275          $14,944
                                                                                    =======          =======

         The Company established a valuation allowance of $2.9 million in fiscal 1993 and 1994 because of the uncertainty regarding the realizability of certain deferred tax assets.

         The consolidated provision (benefit) for income taxes before extraordinary item consists of the following:

                                                                  YEAR ENDED      YEAR ENDED        YEAR ENDED
                                                                  FEBRUARY 29,    FEBRUARY 28,     FEBRUARY 28,
                                                                     1992            1993             1994
                                                                     ----            ----             ----
         Current:
           Federal                                                $    --           $    --           $1,332
           State                                                       --                --                3
         Deferred:
           Federal                                                 (1,104)           (1,025)           2,848
           State                                                     (130)             (120)             325
                                                                  -------           -------          -------
                                                                  $(1,234)          $(1,145)          $4,508
                                                                  =======           =======           ======

         The tax provision (benefit) differed from the amounts resulting from multiplying the income (loss) before income taxes and extraordinary item by the statutory federal income tax rates. The reasons for these differences were as follows:

                                                                  YEAR ENDED      YEAR ENDED        YEAR ENDED
                                                                  FEBRUARY 29,    FEBRUARY 28,     FEBRUARY 28,
                                                                     1992            1993             1994
                                                                     ----            ----             ----
Federal income tax provision (benefit) at
         statutory rates                                          $(3,559)          $(3,732)          $3,694
State income tax provision (benefit),
         net of federal income tax
         provision (benefit)                                         (419)             (439)             422
Amortization of intangible assets not
  deductible for tax purposes                                         709               698              717
Limitation on recognition of tax provision                          2,011             1,534               --
Increase in net deferred tax liabilities from
         fiscal 1994 tax rate change                                   --                --               31
Other                                                                  24               794             (356)
                                                                  -------           -------           -------
                                                                  $(1,234)          $(1,145)          $4,508
                                                                  =======           =======           ======

         At February 28, 1994, the Company had net operating loss carryforwards of approximately $11,984,000 which can be used to reduce future federal income taxes. If not utilized, these carryforwards will expire in 2009.

3.  LONG-TERM DEBT

                                                                                    FEBRUARY 28,    FEBRUARY 28,
                                                                                       1993            1994
                                                                                       ----            ----
                                                                                          (IN THOUSANDS)
Senior Secured Notes:
         Tranche A, 9%, due June 15, 1999                                                 --         $30,000
         Tranche B, 10%, due June 15, 2000                                                --          10,000

Mortgage Note Payable at 10% interest with interest only
  payable until September 1, 1992 and principal payments
  in quarterly installments of $125,000 beginning
  September 1, 1992                                                                    2,895           2,395

15% Senior Subordinated Notes due September 20,
  1998; paid off in fiscal 1994                                                       40,000              --

12% Secured Term Loan; paid off in fiscal 1994                                        37,339              --

17% Junior Discount Subordinated Redeemable Debentures;
  exchanged or redeemed in fiscal 1994                                                41,521              --

Industrial revenue bond; paid off in fiscal 1994                                         650              --

Other, with interest rates from 5.5% to 12% due in
  installments to May 2001                                                               203             167
                                                                                    --------         -------
                                                                                     122,608          42,562
Less current portion                                                                  (4,437)           (516)
                                                                                    --------         --------
                                                                                    $118,171        $ 42,046
                                                                                    ========        ========

         The aggregate annual payments required for the above notes during each of the next five fiscal years are as follows:

                     1995                             $   516,000
                     1996                                 518,000
                     1997                               8,020,000
                     1998                               8,023,000
                     1999                               8,026,000

         FAIR VALUE OF DEBT

         The estimated fair value of the Company's long-term debt was approximately $129,470,000 at February 28, 1993, of which $32,430,000 was owed to related parties. In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Investments," the fair value of short-term debt is estimated to be its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The fair value of long-term debt at February 28, 1994 is equal to the carrying amount included in the accompanying balance sheet.

         TERMS

         The Senior Secured Notes consist of two tranches: (i) Tranche A Notes in the aggregate principal amount of $30 million which mature in June 1999 (subject to mandatory annual redemption payments of $7.5 million per year commencing in June 1996) and bear interest at a rate of 9% per annum, payable semiannually; and (ii) Tranche B Notes in the aggregate principal amount of $10 million, which mature in June 2000 and bear interest at a rate of 10% per annum, payable semiannually. The Senior Secured Notes are secured by all real property owned by the Company.

         On November 20, 1991, the Company signed an agreement of renewal and extension of the 10% mortgage note. The new repayment terms call for 24 consecutive quarterly installments in the amount of $125,000 payable beginning September 1, 1992 and a final payment of $145,000 due September 1, 1998. The note is secured by property having an original cost of $3,700,000.

         The industrial revenue bond was secured by the property for which it was written, having an original cost of $796,000. This bond was fully paid in fiscal 1994.

         The 15% Senior Subordinated Note and the 12% Secured Term Loan were repaid with the proceeds from the Offering (see Note 1). The Junior Discount Subordinated Redeemable Debentures Due 2000 were exchanged for common stock in conjunction with the Offering (see Note 1) and approximately $9.6 million were repaid in July of 1993.

         The terms of the revolving loan (see Note 8) and the Senior Secured Notes impose restrictions that affect, among other things, the Company's ability to (i) incur certain additional indebtedness, (ii) create liens on assets, (iii) sell assets, (iv) engage in mergers or consolidations, (v) make investments, (vi) pay dividends and make distributions, and (vii) engage in certain transactions with affiliates and subsidiaries. The revolving loan and the Senior Secured Notes also require the Company to comply with certain specified financial ratios and tests. The Company was in compliance with the restrictive covenants at February 28, 1994.

4.  INVENTORIES

         The Company uses the LIFO method for valuing inventories in order to more closely match current costs with related revenue. Under this method, current costs are charged to cost of sales through application of Department Store Price Indices published by the Bureau of Labor Statistics. If LIFO inventories were valued at current costs, the inventory amounts would have been $358,000 and $1,282,000 higher than those reported as of February 28, 1993 and 1994, respectively.

         As discussed in Note 8, the Company has a revolving loan with a bank, which is secured by a priority lien on the Company's inventories.

5.  COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases certain store locations under operating lease agreements with various expiration dates through 2014. Rentals under all store leases were approximately $9,339,000, $9,651,000 and $10,464,000 for fiscal 1992, 1993, and 1994, respectively. As of February 28, 1994, the minimum obligations under lease commitments with original terms beyond one year are as follows:

                     1995                        $10,060,000
                     1996                          9,759,000
                     1997                          8,506,000
                     1998                          6,866,000
                     1999                          5,585,000
                     After 1999                   23,413,000
                                                 -----------
                                                 $64,189,000
                                                 ===========

         Certain of the leases above are renewable at the Company's option, and some contain clauses requiring payment of contingent rentals based upon sales in excess of specified amounts. Contingent rental amounts based on sales are immaterial.

         CONTINGENCIES

         The Company is subject to claims and lawsuits arising in the normal course of business. It is the opinion of management that any such claims will not have a material adverse effect on the financial position or results of operations of the Company.

6.  CAPITAL LEASES

         Certain of the property and equipment used in the Company's business is leased under capital leases. In prior years, the Company completed sale and leaseback agreements on nine stores previously owned and operated by the Company with terms ranging from 18 to 25 years and options to renew for additional periods. Equipment leases are for terms of up to seven years.

         The following is a schedule by fiscal year of the future minimum lease payments on these leases together with the present value of net minimum lease payments as of February 28, 1994:


1995                                                                                            $  2,693,000
1996                                                                                               2,732,000
1997                                                                                               2,699,000
1998                                                                                               2,691,000
1999                                                                                               2,602,000
After 1999                                                                                        15,132,000
                                                                                                ------------
Total minimum lease payments                                                                      28,549,000
Less amount representing interest at rates of 11.89% to 12.83%                                   (12,751,000)
                                                                                                ------------
Present value of total minimum obligation                                                         15,798,000
Less current portion                                                                                (792,000)
                                                                                                ------------
Long-term obligations under capital leases                                                      $ 15,006,000
                                                                                                ============

7.  EMPLOYEE BENEFIT PLANS

         The Company has a defined benefit pension plan covering substantially all employees. During fiscal 1992, 1993, and 1994, net pension expense was approximately $210,000, $217,000, and $400,000, respectively. The Company's policy is to fund amounts necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.

         The pension cost for the defined benefit plan for fiscal 1992, 1993, and 1994 includes the following components:

                                                                YEAR ENDED      YEAR ENDED          YEAR ENDED
                                                               FEBRUARY 29,    FEBRUARY 28,        FEBRUARY 28,
                                                                   1992            1993                1994
                                                                   ----            ----                ----
Service cost for benefits earned during
  the period                                                  $   455,000       $   568,000         $660,000
Interest cost on projected benefit
  obligation                                                      795,000           865,000          916,000
Actual return on assets                                        (2,388,000)         (214,000)        (786,000)
Net amortization and deferral                                   1,348,000        (1,002,000)        (390,000)
                                                              -----------       -----------         ---------
Net pension expense for period                                $   210,000        $  217,000        $ 400,000
                                                              ===========        ==========        =========

         The funded status of the defined benefit plan as of February 28, 1993 and February 28, 1994 was as follows:

                                                                                 YEAR ENDED        YEAR ENDED
                                                                                FEBRUARY 28,      FEBRUARY 28,
                                                                                    1993              1994
                                                                                    ----              ----
Actuarial present value of:
  Vested benefits                                                              $  8,472,000      $ 9,533,000
  Nonvested benefits                                                                514,000          305,000
                                                                               ------------      -----------
Accumulated benefit obligation                                                    8,986,000        9,838,000
Effect of projected future compensation levels                                    2,084,000        1,068,000
                                                                               ------------      -----------
Projected benefit obligation                                                     11,070,000       10,906,000
Plan assets at fair value                                                       (11,283,000)     (11,507,000)
                                                                               ------------     -------------
Plan assets in excess of projected benefit obligation                               213,000          601,000
Unrecognized prior service cost                                                     109,000          (15,000)
Unrecognized net gain                                                              (136,000)        (998,000)
Unrecognized net asset from initial application
  of SFAS No. 87                                                                 (2,044,000)      (1,846,000)
                                                                               ------------      ------------
Pension liability recognized in the balance sheet                              $ (1,858,000)     $(2,258,000)
                                                                               ============      ============

         The projected benefit obligation was calculated using an 8.0% assumed discount rate as of February 28, 1993 and 1994 and an assumed long-term compensation increase rate of 5% in fiscal 1993 and 4.9% in fiscal 1994. Pension expense was determined using a 9% assumed long-term rate of return on plan assets. At February 28, 1994, plan assets consisted primarily of equity securities (60%), fixed income securities (31%) and money market instruments (9%).

         The Company has an employees' savings plan. Under the provisions of this plan, the Company will match 50% of employee contributions which are limited to a maximum of 6% of pay. The Company's savings plan expense was $320,000, $365,000 and $345,000 in fiscal 1992, 1993 and 1994, respectively.

         Prior to the consummation of the Acquisition, the board of directors and stockholders of RHD Holdings adopted a non-qualified restricted stock option plan (the "Stock Option Plan") which provided for the granting of options to officers and key employees of RHD Holdings and its subsidiaries to acquire an aggregate of up to 300,000 shares of RHD Holdings' common stock at an exercise price of not less than $0.01 per share. Upon consummation of the 1991 Merger, all options outstanding under the Stock Option Plan (options to purchase 284,800 shares of RHD common stock (the "Plan Options")), along with options to purchase an aggregate of 23,095 shares of RHD common stock granted outside the Stock Option Plan (the "Substitution Options"; the Substitution Options and the Plan Options are referred to collectively as the "Options") at an exercise price of $0.08 per share, were assumed by the Company and converted into options to purchase an adjusted amount of 53,702 shares of Common Stock at an exercise price of $0.04 per share. No additional options may be granted under the Stock Option Plan. An expense in the amount of $150,000, net of canceled options, is recorded for the accretion of the value of these Plan Options in each year over the five-year period during which they become exercisable. All options of the Stock Option Plan were exercised during fiscal 1994.

         1991 STOCK OPTION PLAN

         On June 11, 1991, the Company's board of directors adopted the Rhodes, Inc. Stock Option Plan (the "1991 Stock Option Plan"), pursuant to which options to purchase Common Stock ("1991 Options") may be granted to eligible employees. The purpose of the 1991 Stock Option Plan is to provide an incentive for such employees to work to increase the value of the Company's capital stock and to provide such employees with a stake in the future of the Company which corresponds to the stake of each of the Company's stockholders.

         As of February 28, 1994, a maximum of 700,000 shares of Common Stock may be issued under the 1991 Stock Option Plan. The Plan allows for the grant of either qualified incentive stock options ("ISO", as defined by the Internal Revenue Code) or non-qualified options ("Non-ISO"). At February 28, 1994, 645,000 options had been granted under the 1991 Stock Option Plan.

         The option price of each 1991 Option is set by a committee of the Board of Directors subject to certain limitations. The option price for an ISO may not be less than the fair market value (or for a stockholder holding stock possessing more than 10% of the total combined voting power of all classes of stock of the company (a "Ten Percent Stockholder"), 110% of the fair market value) of Common Stock on the date the ISO is granted. The option price for a Non-ISO may be more than, less than or equal to the fair market value of such stock on the date the Non-ISO is granted but may not be less than an amount which the Committee determines to be adequate consideration. The options carry a 5 year vesting period.

         Also, options to purchase an additional 15,000 shares of Common Stock have been granted to certain directors of the Company.

         The following table details the Company's stock option activity for the past three fiscal years:

                                                                             OPTIONS           OPTION PRICES
                                                                             -------           -------------
Options outstanding at February 28, 1991                                      70,593                    $.04
  Options Granted                                                                 --                      --
  Options Exercised                                                           (1,890)                    .04
  Options Cancelled or Terminated                                                 --                      --
                                                                            --------             ------------

Options outstanding at February 29, 1992                                      68,703                     .04
  Options Granted                                                                 --                      --
  Options Exercised                                                           (7,126)                    .04
  Options Cancelled or Terminated                                             (7,875)                    .04
                                                                            --------             -----------

Options outstanding at February 28, 1993                                      53,702                     .04
  Options Granted                                                            660,000             12.00-18.25
  Options Exercised                                                          (53,702)                    .04
                                                                            --------             -----------

Options outstanding at February 28, 1994                                     660,000             12.00-18.25
                                                                             =======             ===========
Options exercisable at February 28, 1994                                     102,500             12.00-13.50
                                                                             =======             ===========

8.  SHORT-TERM DEBT

         NOTES AND LOANS PAYABLE

         At February 28, 1993, the Company had a revolving credit facility with Security Pacific Business Credit, Inc. ("SPBC"), which was secured by a priority lien on the Company's inventory. Effective December 7, 1992, the Company and SPBC agreed to the extension of the revolving loan agreement until November 30, 1994 with automatic annual renewals thereafter unless 60 days' written notice of non-renewal was given by either party.

         On February 24, 1994, the Company cancelled its revolving credit facility with SPBC and entered into a revolving credit agreement ("Revolving Credit Agreement") with Wachovia Bank of Georgia, N.A. (the "Senior Lender"). The maximum availability of funds under the Revolving Credit Agreement is the lesser of $30 million or 50% of eligible inventory. The Revolving Credit Agreement is secured by substantially all of the inventory of the Company. Loans outstanding under the Revolving Credit Agreement generally will bear interest at one or two interest rate options selected by the Company: (i) Prime Rate + .5% per annum or (ii) a quoted LIBOR + 2.375% per annum for specified interest periods. The "Prime Rate" is the rate of interest announced publicly by the Senior Lender, from time to time, as its prime rate. The Company is required to pay a commitment fee of 0.375% per annum of the average daily unused portion of the Senior Lender's commitment under the Revolving Credit Agreement. The Revolving Credit Agreement is scheduled to terminate in February 1996. At February 28, 1994 the Company had $2,471,000 outstanding under the Revolving Credit Agreement. The amount available under the Revolving Credit Agreement at February 28, 1994 is $18,696,000.

         The revolving loan has, among other restrictions, covenants whereby the Company must meet certain goals with respect to cash interest coverage, fixed charge coverage, and profit after taxes plus amortization of intangibles. These goals, expressed in terms of defined minimum ratios and amounts, become more restrictive over the term of the loan agreement. The agreement also provides, among other things, limitations on the Company's ability to incur debt (including lease obligations); to make capital expenditures; to enter into transactions involving mergers, consolidations, acquisitions or sales; or to declare, pay or make any dividend or other distribution of property with respect to its capital stock.

         Included in interest expense for fiscal 1992, 1993, and 1994 is interest of $11,088,000, $2,796,000, and $506,000, respectively, related to short-term debt (including interest on commercial paper).

9.  RELATED-PARTY TRANSACTIONS

         In June 1993, the Company consummated the Recapitalization, pursuant to which the Company issued 2,859,115 shares of Common Stock to Green Capital, an affiliate of Holcombe T. Green, Jr., in exchange for outstanding indebtedness of the Company to Green Capital having an accreted value of $34.3 million. The Company also issued 1,221,666 shares of Common Stock to Green Capital in exchange for preferred stock of the Company with a stated value of $10.0 million and accrued and unpaid dividends aggregating $4.7 million. In addition, Green Capital purchased 250,000 shares in the public offering which was part of the Recapitalization.

         Green Capital previously maintained an unsecured line of credit for the Company of up to $10.0 million for working capital purposes, and has advanced funds to the Company from time to time to meet short-term cash needs. Interest is payable monthly at a floating interest rate equal to the prime rate plus 2%. The line of credit was terminated upon execution by the Company of the Revolving Credit Agreement on February 24, 1994. The maximum amount outstanding in the period beginning March 1, 1991 and ending February 24, 1994 was $7.8 million and total interest paid to Green Capital during such period was $478,000.

         In December 1993 and January and February 1994, the Company had outstanding advances to Green Capital in varying amounts, with the largest principal amount outstanding at any time being $3.0 million. Interest accrued on outstanding principal at a rate of 8% per annum, and total interest paid by Green Capital to the Company for these advances was approximately $22,000. No advances were outstanding as of February 28, 1994.

         On June 28, 1990, the Company entered into a $40.0 million secured term loan with Jackson National Life Insurance Company ("Jackson National"), secured by all real estate and certain other personal property of the Company, excluding inventories. Interest accrued on the outstanding principal at a rate of 12% per annum. At the time of the loan, Jackson National owned more than 5% of the common stock of the Company and $35.0 million of the $40.0 million outstanding 15% Senior Subordinated Notes due September 20, 1998 of the Company (the "15% Notes"). In connection with the Recapitalization, the 12% Secured Term Loan and 15% Notes were repaid and Jackson National and the other holders of the 15% Notes consented to the prepayment of the 15% Notes in consideration of $2.6 million of prepayment penalties, $2.3 million of which was paid to Jackson National (see Note 11).

         On May 15, 1990, Green Capital purchased from the Company $6.0 million in Class A Preferred Stock. Green Capital purchased another $4.0 million in Class A Preferred Stock on June 28, 1990. The Class A Preferred Stock was entitled to cumulative dividends of 15% per annum payable semiannually and all such preferred stock was repurchased in exchange for Common Stock by the Company in the Exchange.

         Pursuant to an agreement dated November 15, 1991 between the Company and Bankers Fidelity, an affiliate of Atlantic American Corporation, Bankers Fidelity exchanged 17% Junior Discount Subordinated Debentures due 2000 (the "17% Debentures") owned by it having an aggregate stated face amount of $10.2 million for an aggregate of 485,398 newly issued shares of Common Stock (an exchange rate of 47.7613 shares of Common Stock for each $1,000 stated face amount of 17% Debentures). On November 18, 1991, Green Capital acquired all such shares of Common Stock from Bankers Fidelity for a purchase price of $3.0 million, thereby increasing the beneficial ownership by Holcombe T. Green, Jr. and Green Capital of the outstanding Common Stock of the Company at that time to 80.2% and 56.6%, respectively. During June and July 1992, Green Capital purchased from Atlantic American Corporation and affiliates 17% Debentures having an aggregate face value of $20.1 million for an aggregate purchase price of $6.0 million.

         Rhodes Financial (a wholly owned subsidiary of Rhodes) and Green Financial Services Corp. ("GFSC"), which is a wholly owned subsidiary of Green Capital, entered into a Continuing Accounts Purchase and Collection Services Agreement effective as of January 15, 1990 pursuant to which GFSC agreed to purchase, without recourse, certain accounts receivable of Rhodes Financial that had been written off. The purchase price for such receivables was an amount determined by the parties to be the estimated realizable value of the purchased accounts. Rhodes Financial performed billing and collection services with respect to the purchased accounts. In connection with the Receivables Sale, the remaining uncollected receivables were repurchased by the Company for $235,000 and the Agreement was terminated effective June 10, 1992. The net effect of the above transactions reduced the Companys' provision for credit losses by $1,001,000 and increased administrative expenses by $494,000.

         On June 26, 1992, Rhodes redeemed an industrial revenue bond with an interest rate of 9% (the "Bond"), which had an outstanding principal amount of $2.1 million. Green Capital owned a participation in the Bond and received the aggregate amount of $987,905 ($945,637 of which represented principal and $42,268 of which represented accrued and unpaid interest) in connection with the redemption of the Bond. Green Capital had acquired its participation in the Bond in September 1991 in satisfaction of an obligation of Rhodes to effect a partial redemption of the Bond from the original holder thereof.

         For the period from July 1990 through the date of the Recapitalization, the Company had paid RHD Investors a monthly fee of $33,333 for management services, including financial and strategic planning. Prior to July 1990, the monthly management fee was $20,833. Although Holcombe T. Green, Jr., who through affiliates controls RHD Investors, personally devotes substantial efforts on the Company's behalf in his capacity as Chairman of the Board of the Company, Mr. Green receives no directors' fees or other compensation from the Company. Payment of the monthly management fee terminated effective upon consummation of the Recapitalization.

10.  NONRECURRING ITEM

         On December 18, 1991, the Company, because of stock market conditions, postponed a planned public offering (the "1991 Offering") of its Common Stock. The Company also withdrew its offer to exchange its Common Stock for its Debentures, which was conditioned on the closing of the 1991 Offering. As a result of the decision not to complete the 1991 Offering or the exchange offer, the Company wrote off the associated expenses incurred of $1,162,000 as a nonrecurring item in fiscal 1992.

11.  EXTRAORDINARY ITEM

         During fiscal 1994, the Company expensed certain charges incurred principally in connection with the Recapitalization (see Note 1). These extraordinary items represent non-recurring prepayment penalties of $2,624,000 for early retirement of debt and write-off of $903,000 in related deferred loan costs, less an income tax benefit of $800,000.

12.  SUBSEQUENT EVENT

         On March 24, 1994 affiliates of Mr. Holcombe T. Green, Jr., Chairman of the Board and beneficial owner of 52.8% of the outstanding common stock of the Company, sold 2,240,494 shares in a secondary offering at $18.50 per share. Jackson National Life sold 248,880 shares in the same offering. Consummation of the sale reduced Mr. Green's beneficial ownership to 29.8%. No shares were sold by the Company in this offering. Upon consumation of the secondary offering, the Company became listed on the New York Stock Exchange.

13.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table sets forth a summary of the quarterly unaudited results of operations for the years ended February 28, 1993 and 1994:


                                             FISCAL 1993                                  FISCAL 1994
                            (IN THOUSAND'S, EXCEPT PER SHARE DATA)           (IN THOUSANDS, EXCEPT PER SHARE DATA)

          Total              1st         2nd         3rd         4th         1st        2nd         3rd        4th
         Company             Qtr.        Qtr.        Qtr.        Qtr.        Qtr.       Qtr.        Qtr.       Qtr.
  Net Sales                $66,533    $72,489     $79,071     $68,434     $70,448     $82,560     $86,179    $86,068

  Gross Profit             $31,829    $33,943     $38,304     $32,107     $34,218     $39,299     $41,920    $41,393

  Income (loss) before     ($2,740)   ($3,301)      ($839)    ($2,951)    ($1,160)     $1,489      $3,444     $2,274
  extraordinary item

  Extraordinary item           ---        ---         ---         ---         ---     ($2,727)        ---        ---
  Net income (loss)        ($2,740)   ($3,301)      ($839)    ($2,951)    ($1,160)    ($1,238)     $3,444     $2,274

  PER COMMON SHARE
  DATA:

  Net income (loss)         ($1.87)    ($2.24)     ($0.57)     ($2.00)     ($0.79)      $0.19       $0.35      $0.23
  before extraordinary
  item

   Extraordinary item          ---        ---         ---         ---         ---      ($0.35)        ---        ---


   Net income (loss)        ($1.87)    ($2.24)     ($0.57)     ($2.00)     ($0.79)     ($0.16)      $0.35      $0.23

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
THE SHAREHOLDERS OF RHODES, INC.

         We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Rhodes, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated April 22, 1994. Our audits were made for the purpose of forming opinions on the basic financial statements taken as a whole. The schedules listed in
Item 14(a)(2) in this Form 10-K are the responsibility of the Company's management and are presented for purposes of complying with the Security and Exchange Commission's Rules and Regulations and are not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial, statements taken as a whole.



                                                      /s/ Arthur Andersen & Co.
                                                          ARTHUR ANDERSEN & CO.




Atlanta, Georgia
April 22, 1994


                                                   RHODES, INC. AND SUBSIDIARIES
                                                            SCHEDULE IV
                                           INDEBTEDNESS TO RELATED PARTIES - NOT CURRENT
                                            For the three years ended February 28, 1994
                                                          (In Thousands)


                                                                 -Indebtedness to-
                                             Balance at     ----------------------------    Balance
                Name                         Beginning                                      at End
             of Person                       of Period       Additions       Deductions    of Period
- - ------------------------------------       ------------     -----------    -------------  ------------
             Year Ended
         February 29, 1992
- - ------------------------------------
Jackson National Life                      $  75,000       $    ---        $     (161)      $  74,839

Green Capital Investors, L.P. (A)             12,572          2,400               ---          14,972
                                            --------        -------         ---------        --------
                                           $  87,572       $  2,400        $     (161)      $  89,811
                                            ========        =======         =========        ========
             Year Ended
         February 28, 1993
- - ------------------------------------
Jackson National Life                      $  74,839       $    ---        $   (2,500)      $  72,339

Green Capital Investors, L.P. (A)             14,972         19,625            (2,150)         32,447
                                            --------        -------         ---------        --------
                                           $  89,811       $ 19,625        $   (4,650)      $ 104,786
                                            ========        =======         =========        ========
             Year Ended
         February 28, 1994
- - ------------------------------------
Jackson National Life                      $  72,339       $    ---        $  (72,339)      $     ---

Green Capital Investors, L.P. (A)             32,447          1,862           (34,309)            ---
                                            --------        -------         ---------        --------
                                           $ 104,786       $  1,862        $ (106,648)      $     ---
                                            ========        =======         =========        ========

(A)  Relates to ownership of 17% Junior Discount Subordinated Redeemable
Debentures


                                                   RHODES, INC. AND SUBSIDIARIES
                                                SCHEDULE V - PROPERTY AND EQUIPMENT
                                            For the three years ended February 28, 1994
                                                          (In Thousands)

                                                                                        Other         Balance
                                     Balance at                        Disposals       Changes           at
                                     Beginning        Additions           and            Add           End of
          Description                of Period        at Cost         Retirements      (Deduct)        Period
- - --------------------------------     ---------       ---------        -----------    ----------     ------------
           Year Ended
       February 29, 1992
- - --------------------------------
Land                                  $  8,313        $   ---         $    ---        $    ---        $  8,313
Buildings                               24,673            ---              ---           6,253          30,926
Leasehold improvements,
 equipment, and other                   29,140          2,769           (1,676)            ---          30,233
                                       -------         ------          -------         -------         -------
                                      $ 62,126        $ 2,769         $ (1,676)       $  6,253        $ 69,472
                                       =======         ======          =======         =======         =======
Land -- capitalized leases             $ 2,267        $   ---         $    ---        $    ---        $  2,267
Buildings -- capitalized leases          9,677            ---              ---             ---           9,677
                                       -------         ------          -------         -------         -------
                                      $ 11,944        $   ---         $    ---        $    ---        $ 11,944
                                       =======         ======          =======         =======         =======

           Year Ended
       February 28, 1993
- - --------------------------------
Land                                  $  8,313        $   ---         $    ---        $    ---        $  8,313
Buildings                               30,926            ---              ---             ---          30,926
Leasehold improvements,
 equipment, and other                   30,233          3,405             (822)            ---          32,816
                                       -------         ------          -------         -------         -------
                                      $ 69,472        $ 3,405         $   (822)       $    ---        $ 72,055
                                       =======         ======          =======         =======         =======
Land -- capitalized leases            $  2,267        $   ---         $    ---        $    ---        $  2,267
Buildings -- capitalized leases          9,677            ---              ---             ---           9,677
                                       -------         ------          -------         -------         -------
                                      $ 11,944        $   ---         $    ---        $    ---        $ 11,944
                                       =======         ======          =======         =======         =======

           Year Ended
       February 28, 1994
- - --------------------------------
Land                                  $  8,313        $   ---         $    ---        $    ---        $  8,313
Buildings                               30,926            ---              (27)            ---          30,899
Leasehold improvements,
 equipment, and other                   32,816          6,860           (1,056)            ---          38,620
                                       -------         ------          -------         -------         -------
                                      $ 72,055        $ 6,860         $ (1,083)       $    ---        $ 77,832
                                       =======         ======          =======         =======         =======
Land -- capitalized leases            $  2,267        $   ---         $    ---        $    ---        $  2,267
Buildings -- capitalized leases          9,677            ---              ---             ---           9,677
                                       -------         ------          -------         -------         -------
                                      $ 11,944        $   ---         $    ---        $    ---        $ 11,944
                                       =======         ======          =======         =======         =======


                                                   RHODES, INC. AND SUBSIDIARIES
                                        SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION,
                                            and AMORTIZATION OF PROPERTY and EQUIPMENT
                                            For the three years ended February 28, 1994
                                                          (In Thousands)


                                   Balance at        Additions       Retirements,
                                    Beginning         Charged        Renewals, and      Balance at
         Description                of Period        to Income       Replacements     End of Period
- - ---------------------------        ----------        ---------       -------------    -------------
          Year Ended
      February 29, 1992
- - ---------------------------
Buildings                           $  2,897         $ 1,638           $ 1,014          $   5,549
Leasehold improvements,
  equipment, and other                11,035           4,121              (642)            14,514
                                     -------          ------            ------           --------
                                    $ 13,932         $ 5,759           $   372          $  20,063
                                     =======          ======            ======           ========
Capitalized leases                  $  1,852         $   757           $    --          $   2,609
                                     -------          ------            ------           --------
                                    $  1,852         $   757           $    --          $   2,609
                                     =======          ======            ======           ========
          Year Ended
      February 28, 1993
- - ---------------------------
Buildings                           $  5,549         $ 1,641           $    --          $   7,190

Leasehold improvements,
  equipment, and other                14,514           4,001              (495)            18,020
                                     -------          ------            ------           --------
                                    $ 20,063         $ 5,642           $  (495)         $  25,210
                                     =======          ======            ======           ========
Capitalized leases                  $  2,609         $   758                --          $   3,367
                                     -------          ------            ------           --------
                                    $  2,609         $   758                --          $   3,367
                                     =======          ======            ======           ========
          Year Ended
      February 28, 1994
- - ---------------------------
Buildings                           $  7,190         $ 1,046           $    --          $   8,236

Leasehold improvements,
  equipment, and other                18,020           4,535              (986)            21,569
                                     -------          ------            ------           --------
                                    $ 25,210         $ 5,581           $  (986)         $  29,805
                                     =======          ======            ======           ========
Capitalized leases                  $  3,367         $   758           $    --          $   4,125
                                     -------          ------            ------           --------
                                    $  3,367         $   758           $    --          $   4,125
                                     =======          ======            ======           ========

Reconciliation to depreciation and amortization shown in financial statements:

                                                    For the Year         For the Year          For the Year
                                                        Ended                 Ended                Ended
                                                  February 29, 1992     February 28, 1993    February 28, 1994
                                                  -----------------     -----------------    -----------------

Depreciation and
   amortization expense                                $ 6,516              $ 6,400               $ 6,339
Amortization of other assets                                72                   64                    60
                                                        ------               ------                ------
                                                       $ 6,588              $  ,464               $ 6,399
                                                        ======               ======                ======


                                                   RHODES, INC. AND SUBSIDIARIES
                                         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                                            For the three years ended February 28, 1994
                                                          (In Thousands)


                                                       Additions
                                     Balance            Charged                               Balance
                                        at                to                                    at
                                    Beginning          Costs and                              End of
        Description                 of Period           Expense         Deductions            Period
- - ----------------------------      -------------      ------------     ---------------     -------------
        Year Ended
     February 29, 1992
- - ----------------------------
Allowance for credit losses          $ 15,500          $ 7,413         $ (14,513)(A)          $ 8,400
                                      =======           ======          ========               ======
           Year Ended
       February 28, 1993
- - ----------------------------
Allowance for credit losses          $  8,400          $ 4,803         $ (13,203)(A)          $   ---
                                      =======           ======           =======               ======
           Year Ended
       February 28, 1994
- - ----------------------------
Allowance for credit losses          $    ---          $   ---          $     ---(A)          $   ---
                                      =======           ======           ========              ======




(A) Charges to the allowance for purposes for which the allowance was as created.

                                                   RHODES, INC. AND SUBSIDIARIES
                                                SCHEDULE IX - SHORT-TERM BORROWINGS
                                            For the three years ended February 28, 1994
                                                          (In Thousands)


                                                       Weighted          Maximum        Average       Weighted
                                                        Average          Amount         Amount         Average
                                        Balance        Interest        Outstanding    Outstanding     Interest
                                           at           Rate at          During         During          Rate
          Category of                   End of          End of             the            the        During the
Aggregate Short-Term Borrowings         Period          Period           Period        Period (C)     Period (D)
- - ------------------------------         --------       ----------       -----------    -----------   ------------
            Year Ended
        February 29, 1992
- - ------------------------------
Notes payable to banks (A)             $  22,053         8.0%          $ 26,656        $ 22,965         9.6%

Commercial paper (B)                     146,750         4.4            154,086         151,329         5.9

Related-party loans (E)                    2,150        11.0              7,800           2,522        11.0

            Year Ended
        February 28, 1993
- - ------------------------------
Notes payable to banks (A)             $   7,447         7.5%          $ 24,254  $       10,862         7.9%

Commercial paper (B)                          --          --            146,750          42,268         4.3

Related-party loans (E)                       --          --              6,200           1,099        11.0

            Year Ended
        February 28, 1994
- - ------------------------------
Notes payable to banks (A)             $   2,471         6.5%  $         13,822  $        5,783         7.5%

Related-party loans (E)                       --          --              4,000           1,015         8.0




(A) Notes payable to banks represent borrowings under revolving credit agreements.

(B) Commercial paper matures from 5 days to not more than 270 days from date of issue with no provision for the extension of its maturity.

(C) The average amount outstanding during the period was computed by dividing the total of average monthly outstanding principal balances by the number of months in the period.

(D) The weighted average interest rate during the period was computed by dividing the actual interest expense by the average amount outstanding during the period.

(E)  Related-party loans represent borrowings from Green Capital Investors,
     L.P.

                                    RHODES, INC. AND SUBSIDIARIES
                              SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT
                                              INFORMATION
                                For the three years ended February 28, 1994
                                              (In Thousands)



                                   Year Ended             Year Ended             Year Ended
           Item                 February 29, 1992      February 28, 1993     February 28, 1994
- - -------------------------       -----------------      -----------------     -----------------
Repairs and maintenance                   --                     --                     --(A)
                                     -------                 ------                -------
Amortization of
  of intangible assets              $  3,433                $ 3,253               $  3,132
                                     -------                 ------                -------
Taxes, other than payroll
 and income taxes                         --                     --                     --(A)
                                     -------                 ------                -------
Royalties                                 --                     --                     --(A)
                                     -------                 ------                -------
Advertising costs                   $ 21,711               $ 23,485               $ 21,658
                                     -------                 ------                -------
                                    $ 25,144               $ 26,738               $ 24,790
                                     =======                =======                =======

(A) Amounts are not presented, as such amounts are less than 1% of net sales.

                                EXHIBIT INDEX


Exhibit 4.2  -  Loan and Security Agreement by and between Rhodes, Inc. and
                Wachovia Bank of Georgia, N.A. February 24, 1994

Exhibit 11   -  Rhodes, Inc. Computation of Net Income Per Share