Form 10-Q
period 1994-05-31
RHODES INC
filed 1994-07-15
CIK 83679

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)

         [X]            QUARTERLY REPORT UNDER SECTION 13
                          or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended May 31, 1994
                                                ------------
                                      OR

         [  ]        TRANSITION REPORT PURSUANT TO SECTION
                        13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

  Commission File Number:          0-8966
                         ------------------------------------------

                                 RHODES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                            58-0536190
  -------------------------------                        ----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                        Identification Number)

                          4370 Peachtree Road, N.E.
                          Atlanta, Georgia    30319
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (404) 264-4600
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X     No
                                                 -----     -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1994: 9,778,933 shares of common stock without par value.

                                  RHODES, INC.

                                     INDEX



Part I.                     Financial Information

         Background

         Item 1.        Financial Statements

                 Condensed Consolidated Balance Sheets - -
                        May 31, 1994 and February 28, 1994

                 Condensed Consolidated Statement of Operations
                        for the Three Months Ended May 31, 1994
                        and May 31, 1993

                 Condensed Consolidated Statement of Cash Flows
                        for the Three Months Ended May 31, 1994
                        and May 31, 1993

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  RHODES, INC.

                                     PART I

                             FINANCIAL INFORMATION


BACKGROUND

         An important event, the Recapitalization (defined below), occurred during Rhodes, Inc.'s ("Rhodes" or the "Company") year ended February 28, 1994 which affects the comparison of this year's first quarter with the first quarter last year. The full impact of this event is best analyzed by reading the enclosed pro forma results of operations in addition to the historical financial statements presented herein.


RECAPITALIZATION

         In June 1993, the Company completed a recapitalization plan (the "Recapitalization"), whereby $120.2 million of indebtedness and $14.7 million of preferred stock was retired through the issuance of 8.2 million shares of common stock and $40.0 million of senior secured notes. The Recapitalization significantly reduced the Company's indebtedness and interest expense and provided additional resources and financial flexibility.

                         RHODES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                (In Thousands)
                                 (UNAUDITED)
                                    ASSETS

                                                                           MAY 31,       FEBRUARY 28,
                                                                            1994             1994
                                                                       --------------   -------------
  CURRENT ASSETS:
    Cash                                                              $           273  $         235
    Accounts receivable                                                        11,297          2,073
    Inventories at LIFO cost                                                   47,450         48,187
    Prepaid expenses and other                                                  4,256          4,375
    Deferred tax assets                                                         2,941          2,941
                                                                       --------------   ------------
           Total Current Assets                                                66,217         57,811
                                                                       --------------   ------------
  PROPERTY AND EQUIPMENT, at cost, less accumulated
    depreciation and amortization of $31,293 at
    May 31, 1994 and $29,805 at February 28, 1994                              49,211         48,027
                                                                       --------------   ------------
  CAPITALIZED REAL ESTATE LEASES, at cost, less
    accumulated amortization of $4,315 at May 31,
    1994 and $4,125 at February 28, 1994                                        7,630          7,819
                                                                       --------------   ------------
  INTANGIBLE ASSETS, net
    Goodwill                                                                   61,667         62,116
    Favorable leases                                                            4,557          4,797
    Other intangibles                                                           2,564          2,638
                                                                       --------------   ------------
           Total Intangible Assets                                             68,788         69,551
                                                                       --------------   ------------
  OTHER ASSETS                                                                  2,503          2,396
                                                                       --------------   ------------
           TOTAL ASSETS                                               $       194,349  $     185,604
                                                                       ==============   ============
                       LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Notes and loans payable                                           $         5,391  $       2,471
    Current maturities of long-term debt
     and capital lease obligations                                              1,307          1,308
    Accounts payable                                                           26,214         27,753
    Accrued liabilities                                                        17,625         15,862
    Accrued Interest                                                            1,711            759
    Deferred income                                                            10,896          8,732
    Current income taxes payable                                                1,227             --
    Current portion deferred gain-sale/leasebacks                                 318            318
                                                                       --------------   ------------
           Total Current Liabilities                                           64,689         57,203
                                                                       --------------   ------------
  DEFERRED INCOME TAXES                                                         8,294          8,415
                                                                       --------------   ------------
  LONG-TERM DEBT, less current maturities                                      41,919         42,046
                                                                       --------------   ------------
  OBLIGATIONS UNDER CAPITAL LEASES                                             14,819         15,006
                                                                       --------------   ------------
  DEFERRED GAIN-SALE/LEASEBACKS                                                 2,946          3,025
                                                                       --------------   ------------
  COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
    Common stock, no par value, 20,000 shares
       authorized and 9,779 shares issued and outstanding
       at May 31, 1994 and 9,777 shares issued and                                 --             --
       outstanding at February 28, 1994
    Paid-in-Capital                                                           107,124        107,107
    Accumulated deficit                                                       (45,442)       (47,198)
                                                                       --------------   ------------
           Total Shareholders' Equity (Deficit)                                61,682         59,909
                                                                       --------------   ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $       194,349  $     185,604
                                                                       ==============   ============

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                         RHODES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                        QUARTER                 QUARTER
                                                         ENDED                   ENDED
                                                      MAY 31, 1994            MAY 31, 1993

NET SALES                                        $            82,865     $            70,448
COST OF GOODS SOLD                                            41,598                  36,230
                                                  ------------------      ------------------
GROSS PROFIT                                                  41,267                  34,218
                                                  ------------------      ------------------
FINANCE CHARGES and
 INSURANCE COMMISSIONS                                         1,166                   1,312
                                                  ------------------      ------------------
OPERATING EXPENSES:
   Selling                                                    14,761                  11,325
   General and administrative                                 22,409                  19,729
   Amortization of intangibles                                   762                     778
   Provision for credit losses                                    19                      22
   Other (income) expense, net                                  (164)                     43
                                                  ------------------      ------------------
                                                              37,787                  31,897
                                                  ------------------      ------------------
INCOME BEFORE INTEREST
   EXPENSE AND INCOME TAXES                                    4,646                   3,633

   Interest expense - net                                      1,669                   5,376
                                                  ------------------      ------------------

INCOME (LOSS) BEFORE INCOME TAXES                              2,977                  (1,743)

PROVISION (BENEFIT) FOR INCOME TAXES                           1,221                    (583)
                                                  ------------------      ------------------
NET INCOME (LOSS)                                $             1,756     $            (1,160)
                                                  ==================      ==================


NET INCOME (LOSS) PER SHARE                      $              0.18     $             (0.79)
                                                  ==================      ==================
WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING                                  9,885                   1,476
                                                  ==================      ==================
PRO FORMA NET INCOME PER COMMON SHARE (NOTE 1)

   NET INCOME PER SHARE                                                  $             $0.11
                                                                          ==================
   PRO FORMA WEIGHTED AVERAGE SHARES (NOTE 1)                                          9,777
                                                                          ==================

The accompaning notes are an integral part of these condensed consolidated statements.

                         RHODES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  THREE MONTHS       THREE MONTHS
                                                                     ENDED              ENDED
                                                                  MAY 31, 1994       MAY 31, 1993
                                                                  -------------      -------------

     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income (Loss)                                       $        1,756      $      (1,160)

     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
           Depreciation and amortization                                  1,709              1,598
           Change in deferred income taxes                                 (121)            (1,057)
           Amortization of intangibles                                      762                778
           Non-cash interest expense                                         --              1,884
           Amortization of gain-sale/leasebacks                             (79)               (79)
           Changes in current assets and liabilities:
              Receivables, net                                           (9,224)            (7,190)
              Inventories                                                   737             (1,387)
              Prepaid expenses and other                                    119               (106)
              Accounts payable and accrued
                liabilities                                               2,403              5,956
              Deferred income on warranties, undelivered
                sales and credit commissions                              2,164              2,274
                                                                  -------------       ------------
              Net cash provided by operating activities          $          226      $       1,511
                                                                  -------------       ------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
         Retirements of property and equipment, net                          --                  2
         Additions to property and equipment                             (2,690)              (736)
         Decrease in intangible assets                                        1
         Increase in other assets, net                                     (121)              (830)
         Decrease in obligations under capital leases                      (187)              (139)
                                                                  -------------       ------------
              Net cash used in investing activities              $       (2,997)     $      (1,703)
                                                                  -------------       ------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from (repayment of) short-term debt                     2,920              1,362
         Repayment of long-term debt                                       (128)            (1,112)
         Exercise of stock options                                           17                 --
                                                                  -------------       ------------
              Net cash provided by financing activities          $        2,809      $         250
                                                                  -------------       ------------
     INCREASE IN CASH                                                        38                 58

     CASH AT BEGINNING OF PERIOD                                            235                158
                                                                  -------------       ------------
     CASH AT END OF PERIOD                                       $          273      $         216
                                                                  =============       ============
     SUPPLEMENTAL DISCLOSURE:
         CASH PAYMENTS FOR:
              Interest                                           $        1,669      $       3,492
                                                                  =============       ============
              Income taxes                                       $            2      $       1,060
                                                                  =============       ============

      The accompanying notes are an integral part of these condensed consolidated statements.

                                  RHODES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                  MAY 31, 1994


1.       BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position of the Company as of May 31, 1994 and February 28, 1994, the results of operations for the three months ended May 31, 1994 and May 31, 1993, and cash flows for the three months ended May 31, 1994 and May 31, 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications of prior years' amounts have been made to conform with fiscal 1995 amounts. Because of the Recapitalization consummated on June 24, 1993, net income per share is presented on a pro forma basis assuming the Recapitalization had taken place at the beginning of the period for the three months ended May 31, 1993. The three month period ended May 31, 1994 has no pro forma adjustments. These financial statements should be read in conjunction with the historical financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


2.       INCOME TAXES

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 during fiscal 1992 and recorded the effect of the adoption retroactive to March 1, 1991 in a manner similar to the cumulative effect of a change in accounting principle. SFAS No. 109 requires the determination of deferred income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Accordingly, the Company recorded a provision for income taxes for the three months ended May 31, 1994 in the amount of $1,221,000 compared with a benefit of $583,000 for income taxes recorded for the three months ended May 31, 1993.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


GENERAL

         The following table sets forth the unaudited pro forma results of operations as if the Recapitalization had been completed as of the beginning of the three months ended May 31, 1993. The three month period ended May 31, 1994 has no pro forma adjustments. Management believes that these pro forma results present the most meaningful comparison of historical operating performance as a basis for understanding future operations.

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

                   UNAUDITED PRO FORMA RESULTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                                     ------------------
                                            MAY 31, 1994            MAY 31, 1993
                                          ---------------        ------------------
Net Sales                                 $82,865   100.0%       $70,448      100.0%
Cost of Goods Sold                         41,598    50.2         36,230       51.4
                                          -------    ----        -------       ----
         Gross Profit                      41,267    49.8         34,218       48.6
                                          -------    ----        -------       ----
Finance Charge and
         Insurance Commissions              1,166     1.4          1,312        1.9
                                          -------    ----        -------       ----
Operating Expenses:
         Selling                           14,761    17.8         11,325       16.1
         General and
           administrative                  22,409    27.0         19,629       27.9

         Provision for credit
           losses                              19     0.0             22        0.0
         Amortization of
           intangibles                        762     0.9            765        1.1
         Other (income)
         expense, net                        (164)   (0.2)            43        0.1
                                          -------    ----        -------       ----

Operating Income                            4,646     5.6          3,746        5.3

Interest expense, net                       1,669     2.0          1,900        2.7
                                          -------    ----        -------       ----

         Income  before
           income taxes                     2,977     3.6          1,846        2.6

Provision for income taxes                  1,221     1.5            777        1.1
                                          -------     ---        -------       ----

         Net income                       $ 1,756     2.1%       $ 1,069        1.5%
                                          =======     ===        =======       ====


OPERATING RESULTS

THREE MONTHS ENDED MAY 31, 1994 AND 1993 COMPARED - PRO FORMA BASIS

         Net sales increased 17.6% to $82,865,000 from $70,448,000 for the three months ended May 31, 1994 compared with the same period last year. Comparable store sales growth was 10.4% for the three months ended May 31, 1994. Net income for the first quarter ended May 31, 1994 increased 64.3% to $1,756,000, or $.18 per share, compared with $1,069,000, or $.11 per share, for the same quarter last year.

         During the quarter Rhodes opened two new stores in the Atlanta, Georgia market to bring the total stores in operation to 80 at May 31, 1994 compared with 76 in operation at May 31, 1993. Rhodes has also entered into leases for three future stores and is in final negotiations for leases on three more stores.

         On July 1, 1994 the Company consummated an agreement pursuant to which it acquired one store in Eustis, Florida and received a cash consideration in exchange for Rhodes' three Miami stores. The new store acquired was the sixth Rhodes store in the Orlando market area where the Company also has a regional distribution center. Comparable store sales growth for the first quarter calculated without the Miami stores would have been 12.7%, and the effect on earnings would have been negligible. Management believes the transaction will have a positive long term effect on sales and earnings.

         Gross profit as a percentage of net sales for the three months ended May 31, 1994, increased to 49.8%, up from 48.6%, compared with the same period last year. Gross profit improvement is partially attributable to improved sales penetration of extended warranties which have a higher gross profit. Also, the credit promotions discussed below permitted less discounting of selling prices, contributing to the higher gross profit percentage. Inventory turnover on a FIFO basis was 3.6x for the quarter ended May 31, 1994 compared with 4.0x for the same quarter last year. The decrease was due to higher inventory levels this year. Inventories were approximately $8.7 million higher at May 31, 1994 than May 31, 1993 due to (i) adding four more stores (ii) management's anticipation of an improved economic climate and (iii) increasing the accessory inventory of its stores by approximately $1.6 million to enhance the appearance of the stores, which management anticipates will stimulate both furniture and accessory sales.

         Finance charge and insurance commission income derives from commissions earned under the Company's merchant agreement whereby all newly created accounts receivable are sold to Beneficial National Bank U.S.A. ("BNB") and from commissions on credit insurance on credit customer balances. The amounts earned decreased for the three months ended May 31, 1994, principally because less finance charge commission is earned on sales made with interest-free and deferred payment credit promotions.

         Selling expense for the three months ended May 31, 1994 increased as a percentage of net sales to 17.8% this year, compared with 16.1%, for the same period last year. The increase is because interest-free and deferred payment credit promotions for the first quarter this year were used more frequently and for longer periods of time than the first quarter of the prior year. The increased expense of the credit promotions was partially offset by less discounting of merchandise sold this year compared with the prior year.

         General and administrative expenses for the quarter ended May 31, 1994 increased to $22,409,000 (27.0% of net sales) from $19,629,000 (27.9% of net sales) for the three months last year. The increased expense is due to adding four new stores plus increases in employee expenses. The improvement in the percentage of net sales is due principally to the increased sales volume.

         Interest expense on the Company's indebtedness is generally fixed and is expected to decline slightly in future periods as such debt is reduced from internal cash flow.

THREE MONTHS ENDED MAY 31, 1994 AND 1993 COMPARED - HISTORICAL BASIS

         On a historical basis, the three months ended May 31, 1994 are not comparable with the prior year due to the Recapitalization which took place on June 24, 1993. As a result of the Recapitalization, interest expense has been substantially reduced. The following information describes results of operations on a historical basis to the extent that the historical information differs from the pro forma information set forth under "Three Months ended May 31, 1994 and 1993 Compared--Pro Forma Basis."

         General and administrative expenses for the quarter ended May 31, 1994 increased to $22,409,000 (27.0% of net sales) from $19,729,000 (28.0% of net sales) for the three months last year. The increased expense is due to adding four new stores plus increases in employee expenses. The improvement in the percentage of net sales is due to the increased sales volume.

         Interest expense for the three months ended May 31, 1994 decreased to $1,669,000 compared with $5,376,000 for the same three months last year as a result of the Recapitalization and the related reduction in the Company's indebtedness.

INCOME TAXES

         The Company adopted SFAS No. 109 during fiscal 1992 and recorded the effect of the adoption retroactive to March 1, 1991, in a manner similar to the cumulative effect of a change in accounting principle. SFAS No. 109 requires the determination of deferred income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Accordingly, the Company recorded a provision for income taxes for the three months ended May 31, 1994 in the amount of $1,221,000 compared with a benefit of $583,000 for income taxes recorded for the three months ended May 31, 1993.

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

         Currently, the Company's principal sources of liquidity are cash flow from operations and additional borrowing capacity under its revolving credit agreement described below. Net cash provided by operating activities for the first quarter ended May 31, 1994 was lower ($.2 million) than for the same period last year ($1.5 million) due primarily to approximately $1.9 million more cash-in-transit at the end of the first quarter this year from the daily sale of accounts receivable to BNB than the prior years' quarter end. Such additional cash-in-transit also caused accounts receivables on the balance sheet to be $1.9 million higher than May 31, 1993 and $9.2 million higher than February 28, 1994.

          The Company's principal uses of cash are debt service obligations, capital expenditures and working capital needs. The Company's capital expenditures for equipment and expansion and remodeling or refurbishing of stores are estimated at $12.0 million for fiscal 1995 compared with $6.9 million for fiscal 1994. The increase reflects the cost of the Company's plan to remodel or refurbish 18 stores and open ten new stores during fiscal 1995. The Company plans to have capital expenditures of approximately $9.1 million in fiscal 1996 to fund the remodeling or refurbishing of approximately 16 stores and the opening of approximately eight new stores.

         The Company maintains a revolving credit agreement for up to $30.0 million or 50% of eligible inventory with Wachovia National Bank. The agreement is secured by substantially all of the inventory of the Company. As of July 11, 1994, there was no loan balance outstanding under the revolving loan agreement and approximately $21.0 million remained available under the agreement.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         RHODES, INC.
                                     -------------------
                                         (Registrant)


DATE: July 14, 1994                  By: s/Joel H. Dugan
                                        -----------------
                                           Joel H. Dugan
                                      Senior Vice President--
                                     Finance and Administration