Form 10-Q
period 1994-08-31
RHODES INC
filed 1994-10-14
CIK 83679

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)

 [X]               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1994

                                       OR

 [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                Commission File Number:          0-8966
                                       ---------------------------

                                 RHODES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                             58-0536190
- -------------------------------                          ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

                          4370 Peachtree Road, N.E.
                          Atlanta, Georgia    30319
                   ----------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994: 9,778,933 shares of common stock without par value.

                                  RHODES, INC.

                                     INDEX



Part I.                       Financial Information

         Background

         Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets - -
                          August 31, 1994 and February 28, 1994

                 Condensed Consolidated Statements of Operations
                          for the Three and Six Months Ended August 31, 1994 and August 31, 1993

                 Condensed Consolidated Statements of Cash Flows
                          for the Six Months Ended August 31, 1994
                          and August 31, 1993

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.                      Other Information

         Item 4.          Submission of Matters to a Vote of Security-Holders

                                  RHODES, INC.

                                     PART I

                             FINANCIAL INFORMATION


BACKGROUND

         An important event, the Recapitalization (defined below), occurred during Rhodes, Inc.'s ("Rhodes" or the "Company") year ended February 28, 1994 which affects the comparison of this year's financial statements with the three and six month periods ended August 31, 1993. The results of operations for the three and six months ended August 31, 1994 are best analyzed by comparison with the pro forma results of operations for the prior year periods which have been adjusted to reflect the Recapitalization, in addition to comparison with the historical financial statements presented herein.


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

                         RHODES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (UNAUDITED)
                                     ASSETS

                                                            AUGUST 31,          FEBRUARY 28,
                                                              1994                 1994
                                                          ------------          ------------
  CURRENT ASSETS:
    Cash                                                  $     444              $     235
    Accounts receivable                                       3,220                  2,073
    Inventories at LIFO cost                                 56,623                 48,187
    Prepaid expenses and other                                4,097                  4,375
    Deferred tax assets                                       2,941                  2,941
                                                          ---------              ---------
           Total Current Assets                              67,325                 57,811
                                                          ---------              ---------
  PROPERTY AND EQUIPMENT, at cost, less accumulated
    depreciation and amortization of $31,841 at
    August 31, 1994 and $29,805 at February 28, 1994         51,342                 48,027
                                                          ---------              ---------
  CAPITALIZED REAL ESTATE LEASES, at cost, less
    accumulated amortization of $4,504 at August 31,
    1994 and $4,125 at February 28, 1994                      7,441                  7,819
                                                          ---------              ---------
  INTANGIBLE ASSETS, net
    Goodwill                                                 61,217                 62,116
    Favorable leases                                          4,298                  4,797
    Other intangibles                                         2,537                  2,638
                                                          ---------              ---------
           Total Intangible Assets                           68,052                 69,551
                                                          ---------              ---------
  OTHER ASSETS                                                2,396                  2,396
                                                          ---------              ---------
           TOTAL ASSETS                                   $ 196,556              $ 185,604
                                                          =========              =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES:
    Notes and loans payable                               $   5,071              $   2,471
    Current maturities of long-term debt
     and capital lease obligations                              807                  1,308
    Accounts payable                                         31,376                 27,753
    Accrued liabilities                                      16,429                 15,862
    Accrued Interest                                            814                    759
    Deferred income                                           9,037                  8,732
    Current income taxes payable                                --                     --
    Current portion deferred gain-sale/leasebacks               318                    318
                                                          ---------              ---------
           Total Current Liabilities                         63,852                 57,203
                                                          ---------              ---------
  DEFERRED INCOME TAXES                                      11,030                  8,415
                                                          ---------              ---------
  LONG-TERM DEBT, less current maturities                    40,145                 42,046
                                                          ---------              ---------
  OBLIGATIONS UNDER CAPITAL LEASES                           14,626                 15,006
                                                          ---------              ---------
  DEFERRED GAIN-SALE/LEASEBACKS                               2,866                  3,025
                                                          ---------              ---------
  COMMITMENTS AND CONTINGENCIES
  SHAREHOLDERS' EQUITY:
    Common stock, no par value, 20,000 shares
       authorized and 9,779 shares issued and outstanding
       at August 31, and February 28, 1994                      --                     --
    Paid-in-Capital                                         106,863                107,107
    Accumulated deficit                                     (42,826)               (47,198)
                                                          ---------              ---------
           Total Shareholders' Equity (Deficit)              64,037                 59,909
                                                          ---------              ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $ 196,556              $ 185,604
                                                          =========              =========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

                         RHODES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                         QUARTER          QUARTER        SIX MONTHS       SIX MONTHS
                                          ENDED            ENDED            ENDED            ENDED
                                     AUGUST 31, 1994  AUGUST 31, 1993  AUGUST 31, 1994  AUGUST 31, 1993
                                     ---------------  ---------------  ---------------  ---------------
NET SALES                                 $ 88,809       $ 82,560         $171,674         $153,008
COST OF GOODS SOLD                          45,669         43,261           87,267           79,491
                                          --------       --------         --------         --------
GROSS PROFIT                                43,140         39,299           84,407           73,517
                                          --------       --------         --------         --------

FINANCE CHARGES and
 INSURANCE COMMISSIONS                       1,338          1,206            2,504            2,518
                                          --------       --------         --------         --------
OPERATING EXPENSES:
   Selling                                  14,940         13,039           29,701           24,364
   General and administrative               22,628         20,944           45,037           40,673
   Amortization of intangibles                 772            773            1,534            1,551
   Provision for credit losses                  33             57               52               79
   Other (income) expense, net                  81             50              (83)              93
                                          --------       --------         --------         --------
                                            38,454         34,863           76,241           66,760
                                          --------       --------         --------         --------
INCOME BEFORE INTEREST EXPENSE AND
   INCOME TAXES                              6,024          5,642           10,670            9,275

   Interest expense - net                    1,591          2,837            3,260            8,213
                                          --------       --------         --------         --------

INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM                        4,433          2,805            7,410            1,062

PROVISION  FOR INCOME TAXES                  1,817          1,316            3,038              733
                                          --------       --------         --------         --------

NET INCOME BEFORE EXTRAORDINARY
    ITEM                                     2,616          1,489            4,372              329

EXTRAORDINARY ITEM- EARLY RETIREMENT
    OF DEBT, NET OF INCOME TAX EFFECT          --          (2,727)             --            (2,727)
                                          --------       --------         --------         --------

NET INCOME (LOSS)                         $  2,616       $ (1,238)        $  4,372         $ (2,398)
                                          ========       ========         ========         ========
NET INCOME PER SHARE BEFORE
   EXTRAORDINARY ITEM                     $   0.27       $   0.19         $   0.45         $   0.07

EXTRAORDINARY ITEM PER SHARE                   --           (0.35)             --             (0.59)
                                          --------       --------         --------         --------

NET INCOME (LOSS) PER SHARE               $   0.27       $  (0.16)        $   0.45         $  (0.52)
                                          ========       ========         ========         ========

WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING                9,779          7,715            9,779            4,623
                                          ========       ========         ========         ========
PRO FORMA NET INCOME PER COMMON
   SHARE (NOTE 1)

   PRO FORMA NET INCOME PER SHARE                        $   0.24                          $   0.35
                                                         ========                          ========
   PRO FORMA WEIGHTED AVERAGE SHARES                        9,777                             9,777
                                                         ========                          ========


The accompaning notes are an integral part of these condensed consolidated statements.
                                       3

                         RHODES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   SIX MONTHS         SIX MONTHS
                                                                      ENDED              ENDED
                                                                 AUGUST 31, 1994    AUGUST 31, 1993
                                                                 ---------------    ---------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                          $   4,372           $   (2,398)

     Adjustments to reconcile net income or loss to net cash
         provided by operating activities:
           Extraordinary item- early retirement of debt                   --                 3,527
           Depreciation and amortization                                3,382                3,200
           Change in deferred income taxes                              2,615               (1,320)
           Amortization of intangibles                                  1,534                1,551
           Non-cash interest expense                                      --                 2,626
           Amortization of gain-sale/leasebacks                          (159)                (159)
           Write-off of intangible assets                                  19                  --
           Changes in current assets and liabilities:
              Receivables, net                                         (1,147)                 (42)
              Inventories                                              (8,436)             (11,492)
              Prepaid expenses and other                                  278                 (692)
              Accounts payable and accrued
                liabilities                                             4,245               11,343
              Deferred income on warranties, undelivered
                sales and credit commissions                              305                1,019
                                                                    ---------           ----------
              Net cash provided by operating activities             $   7,008           $    7,163
                                                                    ---------           ----------

     CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
         Retirements of property and equipment, net                       292                   43
         Additions to property and equipment                           (6,580)              (2,632)
         Additions to intangible assets                                   (55)                (900)
         Increase in other assets, net                                    (29)                 (54)
         Decrease in obligations under capital leases                    (380)                (294)
                                                                    ---------           ----------
              Net cash used in investing activities                 $  (6,752)          $   (3,837)
                                                                    ---------           ----------

     CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
         Prepayment penalty for early retirement of debt                  --                (2,624)
         Proceeds from the Senior Secured Financing                       --                40,000
         Expenses incurred in stock registration                         (262)                 --
         Repayment of long-term debt                                   (2,402)             (88,103)
         Proceeds from the sale of stock                                  --                45,499
         Proceeds from issuance of short-term debt, net                 2,600                1,533
         Exercise of stock options                                         17                  295
                                                                    ---------           ----------
              Net cash used in financing activities                 $     (47)          $   (3,400)
                                                                    ---------           ----------

      INCREASE (DECREASE) IN CASH                                         209                  (74)

     CASH AT BEGINNING OF PERIOD                                          235                  158
                                                                    ---------           ----------

     CASH AT END OF PERIOD                                          $     444           $       84
                                                                    =========           ==========
     SUPPLEMENTAL DISCLOSURE:
         CASH PAYMENTS FOR:
              Interest                                              $   3,260           $    5,587
                                                                    =========           ==========
              Income taxes                                          $     549           $    1,246
                                                                    =========           ==========

         Exchange of long-term debt for Common Stock                $     --            $   34,309
                                                                    =========           ==========
         Exchange of preferred stock and accumulated dividends for
            Common Stock                                            $     --            $   14,660
                                                                    =========           ==========





            The accompanying notes are an integral part of these condensed consolidated statements.

                                  RHODES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1994


1.       BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position of the Company as of August 31, 1994 and February 28, 1994, the results of operations for the three and six months ended August 31, 1994 and August 31, 1993, and cash flows for the six months ended August 31, 1994 and August 31, 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications of prior years' amounts have been made to conform with fiscal 1995 amounts. Because of the Recapitalization consummated on June 24, 1993, earnings per share for the three and six month periods ended August 31, 1993 are presented on a pro forma basis assuming the Recapitalization had taken place at the beginning of each of those periods. The three and six month periods ended August 31, 1994 have no pro forma adjustments. These financial statements should be read in conjunction with the historical financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


2.       INCOME TAXES

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 during fiscal 1992 and recorded the effect of the adoption retroactive to March 1, 1991 in a manner similar to the cumulative effect of a change in accounting principle. SFAS No. 109 requires the determination of deferred income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Accordingly, the Company recorded a provision for income taxes for the six months ended August 31, 1994 in the amount of $3,038,000 compared with a provision of $733,000 for income taxes recorded for the six months ended August 31, 1993.

3.       INTERIM LIFO PROVISIONS

         The actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels, price indices and costs at that time. Therefore, the interim provisions must be considered as estimates subject to a final year-end LIFO inventory calculation.

4.       EXTRAORDINARY ITEM

         In the quarter ended August 31, 1993 the Company expensed certain charges incurred principally in connection with the Recapitalization. These extraordinary items represent non-recurring prepayment penalties of $2,624,000 for early retirement of debt and write-off of $903,000 in related deferred loan costs, less income tax benefit of $800,000.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


GENERAL

         The following table sets forth the results of operations for the three and six month periods ended August 31, 1994 compared with the unaudited pro forma results of operations adjusted as if the Recapitalization had been completed as of the beginning of the three and six month periods ended August 31, 1993. The three and six month periods ended August 31, 1994 have no pro forma adjustments. Management believes that these pro forma results present the most meaningful comparison of historical operating performance as a basis for understanding future operations.

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

                  UNAUDITED PRO FORMA RESULTS OF OPERATIONS
                                (IN THOUSANDS)

                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                           AUGUST 31, 1994        AUGUST 31, 1993       AUGUST 31, 1994        AUGUST 31,1993
                               ACTUAL                PRO FORMA              ACTUAL                PRO FORMA
                           ----------------       ----------------      ----------------      -----------------
NET SALES                  $88,809   100.0%       $82,560   100.0%      $171,674  100.0%      $153,008   100.0%


COST OF GOODS               45,669    51.4         43,261    52.4         87,267   50.8         79,491    52.0
                           -------   -----        -------   -----       --------  -----       --------   -----

GROSS PROFIT                43,140    48.6         39,299    47.6         84,407   49.2         73,517    48.0
                           -------   -----        -------   -----       --------  -----       --------   -----

FINANCE CHARGES &
 INSURANCE
 COMMISSION                  1,338     1.5          1,206     1.5          2,504    1.5          2,518     1.6
                           -------   -----        -------   -----       --------  -----       --------   -----

OPERATING EXPENSES:
  Selling                   14,940    16.8         13,039    15.8         29,701   17.3         24,364    15.9
  General &
   administrative           22,628    25.5         20,925    25.3         45,037   26.2         40,554    26.5
  Amortization of
   intangibles                 772      .9            772      .9          1,534     .9          1,537     1.0
  Provision for
   credit losses                33      .0             57      .1             52     .0             79      .1
  Other (income)
   expense, net                 81      .1             50      .1            (83)    .0             93      .1
                           -------   -----        -------   -----       --------  -----       --------   -----

                            38,454    43.3         34,843    42.2         76,241   44.4         66,627    43.5
                           -------   -----        -------   -----       --------  -----       --------   -----

OPERATING INCOME             6,024     6.8          5,662     6.9         10,670    6.2          9,408     6.1

Interest-net                 1,591     1.8          1,800     2.2          3,260    1.9          3,700     2.4
                           -------   -----        -------   -----       --------  -----       --------   -----

INCOME BEFORE
 INCOME TAXES                4,433     5.0          3,862     4.7          7,410    4.3          5,708     3.7

PROVISION FOR
 INCOME TAXES                1,817     2.1          1,544     1.9          3,038    1.8          2,321     1.5
                           -------   -----        -------   -----       --------  -----       --------   -----

NET INCOME                 $ 2,616     2.9%       $ 2,318     2.8%      $  4,372    2.5%      $  3,387     2.2%
                           =======   =====        =======   =====       ========  =====       ========   =====


OPERATING RESULTS

THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 1994 AND 1993 COMPARED -
- - PRO FORMA BASIS

         Net sales increased 7.6% to $88,809,000 from $82,560,000 for the three months ended August 31, 1994 compared with the same period last year and increased 12.2% to $171,674,000 from $153,008,000 for the six months compared with last year. Comparable store sales growth was 1.7% and 7.1% for the three and six months ended August 31, 1994, respectively. Comparable store sales represent furniture and services sold and delivered by stores open for the same months in each comparative period. During the second quarter this year, eleven stores were in the process of remodeling, which disrupted operations and negatively impacted sales in those stores. Also, in the first month of the quarter sales were affected by a less favorable retail environment. Net income for the second quarter ended August 31, 1994 increased 12.9% to $2,616,000, or $.27 per share, compared with $2,318,000, or $.24 per share on a pro forma basis, for the same quarter last year. Net income for the six months ended August 31, 1994 increased 29.1% to $4,372,000, or $.45 per share, compared with $3,387,000, or $.35 per share on a pro forma basis for the six months last year.

         During the quarter Rhodes acquired one of Leath Furniture, Inc.'s Orlando stores and received a cash consideration in exchange for Rhodes' three Miami stores. This new store located in Eustis, Florida, was the sixth Rhodes store in the Orlando area and brought the total stores in operation to 78 at August 31, 1994 compared with 76 in operation at August 31, 1993. However, on September 15, 1994, one of the four stores in the Jacksonville market was destroyed by fire. The store was fully covered by insurance and will be replaced as soon as practical. The Company has leases signed on four additional stores expected to open later this fiscal year. Rhodes is also in various stages of negotiations for leases on seven new stores, most of which would open next fiscal year. During the quarter, eleven stores were completed under the remodeling program, bringing the total completed in the last two years to thirty-one (including the store that burned).

         Gross profit as a percentage of net sales for the three months ended August 31, 1994, increased to 48.6%, up from 47.6%, compared with the same period last year and for the six months ended August 31, 1994 increased to 49.2% from 48.0%, compared with the same period last year. Gross profit improvement is partially attributable to improved sales penetration of extended warranties which have a higher gross profit. Also, the credit promotions discussed below permitted less discounting of selling prices, contributing to the higher gross profit percentage. Inventory turnover on a FIFO basis was 3.5x for the quarter and six months ended August 31, 1994 compared with 3.8x for the quarter last year and 3.7x for the prior year six months. Inventories were approximately $7.8 million higher at August 31, 1994 than last year due to management's anticipation of an improved economic climate for the fall selling season and the addition of approximately $4.0 million in accessory inventory to enhance the appearance of the furniture in the stores, which management anticipates will stimulate both furniture and accessory sales. The Company expects that inventory turns will continue at the lower levels due to the additional accessory inventory and its intention to maintain a higher level of in-stock items.

         Finance charge and insurance commission income derives from commissions earned from BNB under the Merchant Agreement and from commissions on credit insurance on credit customer balances. For the three months, earnings increased due to additional commissions now being paid on new accounts opened under the BNB Merchant Agreement. The amount earned was down for the six months compared with the same period last year due primarily to the increased use of interest free and deferred payment credit promotions.

         Selling expense for the three and six months ended August 31, 1994 increased as a percentage of net sales to 16.8% and 17.3%, respectively, compared with 15.8% and 15.9%, for the same periods last year. The increased expense this year for interest free and deferred payment credit promotions was off-set by improved gross profit on sales.

         General and administrative expenses for the quarter ended August 31, 1994 increased to $22,628,000 (25.5% of net sales) from $20,925,000 (25.3% of net sales) for the three months last year, and for the six months ended August 31, 1994 increased to $45,037,000 (26.2% of net sales) from $40,554,000 (26.5%
of net sales) for the same period last year. The increased expense for the three and six month periods ended August 31, 1994 is due to having five new stores this year, less the three Miami stores sold in the second quarter plus increases in employee expenses. The improvement in the percentage of net sales for the six months ended August 31, 1994 compared to the prior year is due principally to the increased sales volume.

         Interest expense on the Company's indebtedness is generally fixed and is expected to decline slightly in future periods as such debt is reduced from internal cash flow.

THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 1994 AND 1993 COMPARED -
- - HISTORICAL BASIS

         On a historical basis, the three and six months ended August 31, 1994 are not comparable with the prior year due to the Recapitalization which took place on June 24, 1993. As a result of the Recapitalization, interest expense has been substantially reduced. The following information describes results of operations on a historical basis to the extent that the historical information differs from the pro forma information set forth under "Three and Six Months ended August 31, 1994 and 1993 Compared--Pro Forma Basis."

         General and administrative expenses for the quarter ended August 31, 1994 increased to $22,628,000 (25.5% of net sales) from $20,944,000 (25.4% of net sales) for the three months last year, and for the six months ended August 31, 1994 increased to $45,037,000 (26.2% of net sales)from $40,673,000 (26.6%
of net sales) for the same period last year. The increased expense for the three and six month periods ended August 31, 1994 is due to having five new stores this year, less the three Miami stores sold in the second quarter plus increases in employee expenses. The improvement in the percentage of net sales for the six months ended August 31, 1994 compared to the prior year is due principally to the increased sales volume.

         Interest expense for the three and six months ended August 31, 1994 decreased to $1,591,000 and $3,260,000, respectively, compared with $2,837,000 and $8,213,000 for the same periods last year, respectively, as a result of the Recapitalization and the related reduction in the Company's indebtedness.

INCOME TAXES

         The Company adopted SFAS No. 109 during fiscal 1992 and recorded the effect of the adoption retroactive to March 1, 1991, in a manner similar to the cumulative effect of a change in accounting principle. SFAS No. 109 requires the determination of deferred income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Accordingly, the Company recorded a provision for income taxes for the six months ended August 31, 1994 in the amount of $3,038,000 compared with a provision of $733,000 for income taxes recorded for the six months ended August 31, 1993.

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

         Currently, the Company's principal sources of liquidity are cash flow from operations and additional borrowing capacity under its revolving credit agreement described below. The Company had net cash provided by operating activities of approximately $7.0 million for the six months ended August 31, 1994 compared with approximately $7.2 million for the same period last year. The Company received merchandise for this year's third quarter selling season earlier than last year. Consequently, more trade payables were paid prior to the end of the second quarter this year. If the scheduling of merchandise received had been the same in both periods, management believes that the net cash flow from operating activities would have been approximately $4.0 million higher this year.

          The Company's principal uses of cash are capital expenditures, working capital needs and debt service obligations. The Company's capital expenditures for equipment and expansion and remodeling or refurbishing of stores are estimated at $12.0 million for fiscal 1995 compared with $6.9 million for fiscal 1994. The increase reflects the cost of the Company's plan to remodel or refurbish 18 stores, open ten new stores and make an addition to the Powder Spring Regional Distribution Center during fiscal 1995. The Company plans to make capital expenditures of approximately $9.1 million in fiscal 1996 to fund the remodeling or refurbishing of approximately 16 stores and the opening of approximately eight new stores.

         The Company maintains a revolving credit agreement for up to $30.0 million or 50% of eligible inventory with Wachovia National Bank. The agreement is secured by substantially all of the inventory of the Company. As of October 11, 1994, the balance outstanding under the revolving loan agreement was $3.0 million and approximately $20.4 million remained available under the agreement.

         During the second quarter ended August 31, 1994 the Company pre-paid $2.4 million in mortgage notes that were at a higher rate than available under its revolving credit agreement. No pre-payment penalties or consents were required.

                                 RHODES, INC.

                                    PART II

                               OTHER INFORMATION



SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On July 26, 1994, the shareholders of the Company, acting at the annual meeting of shareholders, re-elected the then current directors of the Company, Messrs. Holcombe T. Green, Jr., Irwin L. Lowenstein, James R. Kuse, James V. Napier, and Don L. Chapman. Shares were cast for each director, or shares withheld authority from each nominee, as follows:

                                                                             VOTES
                                                                             -----
                 DIRECTOR NOMINEE                  VOTES FOR                 WITHHELD
                 ----------------                  ---------                 --------
                 Holcombe T. Green, Jr.            8,407,297                  8,900
                 Irwin L. Lowenstein               8,407,997                  8,200
                 James R. Kuse                     8,396,588                 19,609
                 James V. Napier                   8,404,697                 11,500
                 Donald L. Chapman                 8,407,897                  8,300

         At such annual meeting, the shareholders of the Company adopted the 1994 Employee Stock Purchase Plan, pursuant to which an aggregate of 250,000 shares may be purchased pursuant to such plan by employees of the Company. An aggregate of 8,380,477 shares were voted in favor of the adoption of such plan, and an aggregate of 20,020 shares were voted against the adoption of such plan.

         At such annual meeting, the shareholders of the Company also ratified the appointment of Arthur Andersen & Co. as the Company's independent auditors for the fiscal year ending February 28, 1995. An aggregate of 8,408,197 were voted in favor of such ratification, and an aggregate of 550 shares were voted against such ratification.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           RHODES, INC.
                                           -----------------------
                                           (Registrant)




DATE: October 14, 1994                  By: s/Joel H. Dugan
      ----------------                     -----------------------
                                           Joel H. Dugan
                                         Senior Vice President--
                                        Finance and Administration

                                EXHIBIT INDEX

EXHIBIT NUMBER
- --------------

      27 Financial Data Schedule (submitted to the SEC for its information)