Form 10-Q
period 1994-11-30
RHODES INC
filed 1995-01-13
CIK 83679

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)

 [X]               QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 1994
                                              -----------------

                                     OR

 [ ]                 TRANSITION REPORT PURSUANT TO SECTION
                        13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                   Commission File Number:          0-8966
                                           --------------------------

                                  RHODES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Georgia                                  58-0536190
     -------------------------------              ----------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification Number)


                           4370 Peachtree Road, N.E.
                           Atlanta, Georgia    30319
             -----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (404) 264-4600
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
             -----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,778,933 shares of common stock without par value at January 10, 1995.

                                  RHODES, INC.

                                     INDEX



Part I.                       Financial Information

           Background

           Item 1.    Financial Statements

                Condensed Consolidated Balance Sheets - -
                      November 30, 1994 and February 28, 1994

                Condensed Consolidated Statements of Operations
                      for the Three and Nine Months Ended November 30, 1994 and November 30, 1993

                Condensed Consolidated Statements of Cash Flows
                      for the Nine Months Ended November 30, 1994
                      and November 30, 1993

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  RHODES, INC.

                                     PART I

                             FINANCIAL INFORMATION


BACKGROUND

           An important event, the Recapitalization (defined below), occurred during Rhodes, Inc.'s ("Rhodes" or the "Company") year ended February 28, 1994 which affects the comparison of this year's financial statements with the nine month period ended November 30, 1993. The results of operations for the nine months ended November 30, 1994 are best analyzed by comparison with the pro forma results of operations for the same prior year period which have been adjusted to reflect the Recapitalization, in addition to comparison with the historical financial statements presented herein.


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

                         RHODES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                     ASSETS

                                                        NOVEMBER 30,            FEBRUARY 20,
                                                           1994                     1994
                                                        ------------            ------------
CURRENT ASSETS:
  Cash                                                   $  3,378                $    235
  Accounts receivable                                       4,943                   2,073
  Inventories at LIFO cost                                 52,627                  48,187
  Prepaid expenses and other                                4,763                   4,375
  Deferred tax assets                                       2,941                   2,941
                                                         --------                --------
    Total Current Assets                                   68,652                  57,811
                                                         --------                --------
PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization of
  $32,573 at November 30, 1994 and
  $29,805 at February 28, 1994                            52,469                  48,027
                                                        --------                --------
CAPITALIZED REAL ESTATE LEASES, at
  cost, less accumulated amortization
  of $4,693 at November 30, 1994 and
  $4,125 at February 28, 1994                              7,251                   7,819
                                                        --------                --------
INTANGIBLE ASSETS, net
  Goodwill                                                60,768                  62,116
  Favorable leases                                         4,058                   4,797
  Other intangibles                                        2,478                   2,638
                                                        --------                --------
    Total Intangible Assets                               67,304                  69,551
                                                        --------                --------
OTHER ASSETS                                               2,399                   2,396
                                                        --------                --------
    TOTAL ASSETS                                        $198,075                $185,604
                                                        ========                ========

                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes and loans payable                              $     --                $  2,471
  Current maturities of long-term
    debt and capital lease obligations                      807                   1,308
  Accounts payable                                       29,266                  27,753
  Accrued liabilities                                    18,454                  15,862
  Accrued Interest                                        1,721                     759
  Deferred income                                        10,192                   8,732
  Current income taxes payable                            3,045                      --
  Current portion deferred gain-sale/
    leasebacks                                              318                     318
                                                       --------                --------
    Total Current Liabilities                            63,803                  57,203
                                                       --------                --------
DEFERRED INCOME TAXES                                     8,294                   8,415
                                                       --------                --------
LONG-TERM DEBT, less current maturities                  40,141                  42,046
                                                       --------                --------
OBLIGATIONS UNDER CAPITAL LEASES                         14,422                  15,006
                                                       --------                --------
DEFERRED GAIN-SALE/LEASEBACKS                             2,787                   3,025
                                                       --------                --------
COMMITMENTS AND CONTINGENCIES                                --                      --

SHAREHOLDERS' EQUITY:
  Common stock, no par value, 20,000
    shares authorized and 9,779 shares
    issued and outstanding at November
    30, and February 28, 1994                                --                      --
  Paid-in-Capital                                       106,863                 107,107
  Accumulated deficit                                   (38,235)                (47,198)
                                                       --------                --------
    Total Shareholders' Equity                           68,628                  59,909
                                                       --------                --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $198,075                $185,604
                                                       ========                ========

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                         RHODES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                             THREE MONTHS        THREE MONTHS        NINE MONTHS        NINE MONTHS
                                                ENDED               ENDED               ENDED              ENDED
                                          NOVEMBER 30, 1994   NOVEMBER 30, 1993   NOVEMBER 30, 1994  NOVEMBER 30, 1993
                                          -----------------   -----------------   -----------------  -----------------
NET SALES                                    $      95,785      $      86,179       $     267,459       $     239,187
COST OF GOODS SOLD                                  49,984             44,259             137,251             123,750
                                             -------------      -------------       -------------       -------------
GROSS PROFIT                                        45,801             41,920             130,208             115,437
                                             -------------      -------------       -------------       -------------

FINANCE CHARGES and
 INSURANCE COMMISSIONS                               1,322              1,140               3,826               3,658
                                             -------------      -------------       -------------       -------------

OPERATING EXPENSES:
  Selling                                           13,877             13,709              43,578              38,073
  General and administrative                        23,181             21,204              68,218              61,877
  Amortization of intangibles                          767                787               2,301               2,338
  Provision for credit losses                           32                 37                  84                 116
  Other (income) expenses, net                         (75)               (94)               (158)                 (1)
                                             -------------      -------------       -------------       -------------
                                                    37,782             35,643             114,023             102,403
                                             -------------      -------------       -------------       -------------

INCOME BEFORE INTEREST EXPENSE, INCOME
  TAXES AND EXTRAORDINARY ITEM                       9,341              7,417              20,011              16,692
  Interest expense - net                             1,559              1,734               4,819               9,947
                                             -------------      -------------       -------------       -------------

INCOME BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                 7,782              5,683              15,192               6,745

PROVISION FOR INCOME TAXES                           3,191              2,239               6,229               2,972
                                             -------------      -------------       -------------       -------------

NET INCOME BEFORE EXTRAORDINARY ITEM                 4,591              3,444               8,963               3,773

EXTRAORDINARY ITEM - EARLY RETIREMENT
  OF DEBT, NET OF INCOME TAXES EFFECT                   --                 --                  --              (2,727)
                                             -------------      -------------       -------------       -------------

NET INCOME                                           4,591              3,444               8,963               1,046
                                             =============      =============       =============       =============

NET INCOME PER WEIGHTED AVERAGE SHARE
  OUTSTANDING BEFORE EXTRAORDINARY ITEM      $        0.47      $        0.35       $        0.92       $        0.59

EXTRAORDINARY ITEM PER SHARE                            --                 --                  --               (0.43)
                                             -------------      -------------       -------------       -------------

NET INCOME PER WEIGHTED AVERAGE
  SHARE OUTSTANDING                          $        0.47      $        0.35       $        0.92       $        0.16
                                             =============      =============       =============       =============

WEIGHTED AVERAGE NUMBER OF SHARES OF
  COMMON STOCK OUTSTANDING                           9,779              9,838               9,779               6,365
                                             =============      =============       =============       =============

PRO FORMA NET INCOME PER
  COMMON SHARE (NOTE 1)                                                                                 $        0.70
                                                                                                        =============

PRO FORMA WEIGHTED AVERAGE SHARES                                                                               9,813
                                                                                                        =============


The accompanying notes are an integral part of these condensed consolidated statements.

                         RHODES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                             NINE MONTHS                    NINE MONTHS
                                                                                ENDED                          ENDED
                                                                          NOVEMBER 30, 1994              NOVEMBER 30, 1993
                                                                          -----------------              -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                   $ 8,963                       $  1,046

Adjustments to reconcile net income to net cash
  provided by operating activities:
    Extraordinary item - early retirement of debt                                   --                          3,527
    Depreciation and amortization                                                5,052                          4,741
    Change in deferred income taxes                                               (121)                        (1,320)
    Amortization of intangibles                                                  2,301                          2,338
    Non-cash interest expense                                                       --                          2,626
    Amortization of gain-sale/leasebacks                                          (238)                          (238)
    Write-off of intangible assets                                                  19                             --
    Changes in current assets and liabilities:
      Receivables, net                                                          (2,870)                          (100)
      Inventories                                                               (4,440)                        (8,251)
      Prepaid expenses and other                                                  (388)                        (2,700)
      Accounts payable and accrued liabilities                                   8,112                         11,755
      Deferred income on warranties, undelivered
        sales and credit commissions                                             1,460                          2,062
                                                                               -------                       --------
      Net cash provided by operating activities                                $17,850                       $ 15,486
                                                                               -------                       --------

CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
    Retirements of property and equipment, net                                   1,080                             55
    Additions to property and equipment                                         (9,962)                        (5,135)
    Additions to intangible assets                                                 (73)                        (1,261)
    Increase in other assets, net                                                  (47)                          (165)
    Increase (decrease) in obligations under capital leases                       (584)                           192
                                                                               -------                       --------
      Net cash used in investing activities                                    $(9,586)                      $ (6,314)
                                                                               -------                       --------

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
    Prepayment penalty for early retirement of debt                                 --                         (2,624)
    Proceeds from the Senior Secured Financing                                      --                         40,000
    Expenses incurred in stock registration                                       (262)                            --
    Repayment of long-term debt                                                 (2,406)                       (88,235)
    Proceeds from the sale of stock                                                 --                         45,499
    Repayment of short-term debt, net                                           (2,471)                        (4,135)
    Exercise of stock options                                                       18                            295
                                                                               -------                       --------
      Net cash used in financing activities                                    $(5,121)                      $ (9,200)
                                                                               -------                       --------

INCREASE (DECREASE) IN CASH                                                      3,143                            (28)

CASH AT BEGINNING OF PERIOD                                                        235                            158
                                                                               -------                       --------

CASH AT END OF PERIOD                                                          $ 3,378                       $    130
                                                                               =======                       ========

SUPPLEMENTAL DISCLOSURE:
  CASH PAYMENTS FOR:
    Interest                                                                   $ 4,819                       $  7,321
                                                                               =======                       ========
    Income taxes                                                               $ 3,037                       $  1,246
                                                                               =======                       ========

  Exchange of long-term debt for Common Stock                                  $    --                       $ 34,309
                                                                               =======                       ========
  Exchange of preferred stock and accumulated dividends for
    Common Stock                                                               $    --                       $ 14,660
                                                                               =======                       ========

  The accompanying notes are an integral part of these condensed consolidated statements.

                                  RHODES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               NOVEMBER 30, 1994


1.         BASIS OF PRESENTATION

           The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position of the Company as of November 30, 1994 and February 28, 1994, the results of operations for the three and nine months ended November 30, 1994 and November 30, 1993, and cash flows for the nine months ended November 30, 1994 and November 30, 1993. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications of prior year's amounts have been made to conform with fiscal 1995 amounts. Because of the Recapitalization consummated on June 24, 1993, earnings per share for the nine month period ended November 30, 1993 are presented on a pro forma basis assuming the Recapitalization had taken place at the beginning of that period. The three and nine month periods ended November 30, 1994 and the three month period ended November 30, 1993 have no pro forma adjustments. These financial statements should be read in conjunction with the historical financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

2.         INTERIM LIFO PROVISIONS

           The actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels, price indices and costs at that time. Therefore, the interim provisions must be considered as estimates subject to a final year-end LIFO inventory calculation.

3.         EXTRAORDINARY ITEM

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


GENERAL

           The following table sets forth the results of operations for the three and nine month periods ended November 30, 1994 compared with the unaudited pro forma results of operations adjusted as if the Recapitalization had been completed as of the beginning of the nine month period ended November 30, 1993. The three and nine month periods ended November 30, 1994 and the three month period ended November 30, 1993 have no pro forma adjustments. Management believes that these pro forma results present the most meaningful comparison of historical operating performance as a basis for understanding future operations.

           The pro forma financial information does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred on such date or project the Company's results of operations for future periods. The pro forma adjustments are based upon currently available information and upon certain assumptions that management of the Company believes are reasonable under the circumstances.

                  Unaudited Pro Forma Statements of Operations
                                 (In Thousands)

                                     THREE MONTHS ENDED                           NINE MONTHS ENDED
                           NOVEMBER 30, 1994     NOVEMBER 30, 1993     NOVEMBER 30, 1994      NOVEMBER 30,1993
                                ACTUAL                  ACTUAL              ACTUAL               PRO FORMA
                          ------------------     -----------------     -----------------     ------------------
NET SALES                  $95,785   100.0%     $ 86,179    100.0%      $267,459  100.0%     $239,187    100.0%

COST OF GOODS               49,984    52.2        44,259     51.4        137,251   51.3       123,750     51.7
                           -------   -----      --------     ----        -------   ----       -------    -----
GROSS PROFIT                45,801    47.8        41,920     48.6        130,208   48.7       115,437     48.3
                           -------   -----      --------     ----        -------   ----       -------    -----
FINANCE CHARGES &
 INSURANCE
 COMMISSION                  1,322     1.4         1,140      1.3          3,826    1.4         3,658      1.5
                           -------   -----      --------     ----        -------   ----       -------    -----

OPERATING EXPENSES:
  Selling                   13,877    14.5        13,709     15.9         43,578   16.3        38,073     15.9
  General &
   administrative           23,181    24.2        21,204     24.6         68,218   25.5        61,758     25.8
  Amortization of
   intangibles                 767      .8           787       .9          2,301     .9         2,324      1.0
  Provision for
   credit losses                32      .0            37       .0             84     .0           116       .0
  Other (income)
   expense, net                (75)    (.1)          (94)     (.1)          (158)   (.1)           (1)     (.0)
                           -------   -----       -------     ----        -------   ----       -------    -----

                            37,782    39.4        35,643     41.4        114,023   42.6       102,270     42.8
                           -------   -----       -------     ----        -------   ----       -------    -----

OPERATING INCOME             9,341     9.8         7,417      8.6         20,011    7.5        16,825      7.0

Interest-net                 1,559     1.6         1,734      2.0          4,819    1.8         5,434      2.3
                           -------   -----       -------     ----        -------   ----       -------    -----

INCOME BEFORE
 INCOME TAXES                7,782     8.1         5,683      6.6         15,192    5.7        11,391      4.8

PROVISION FOR
 INCOME TAXES                3,191     3.3         2,239      2.6          6,229    2.3         4,560      1.9
                           -------   -----       -------     ----        -------   ----       -------    -----

NET INCOME                 $ 4,591     4.8%      $ 3,444      4.0%       $ 8,963    3.4%      $ 6,831      2.9%
                           =======   =====       =======     ====        =======   ====       =======    =====


OPERATING RESULTS

THREE MONTHS (ACTUAL BASIS) AND NINE MONTHS (PRO FORMA BASIS) ENDED NOVEMBER 30, 1994 AND 1993 COMPARED

         Net sales increased 11.1% to $95,785,000 from $86,179,000 for the three months ended November 30, 1994 compared with the same period last year and increased 11.8% to $267,459,000 from $239,187,000 for the nine months compared with last year. Comparable store sales growth was 8.6% and 7.6% for the three and nine months ended November 30, 1994, respectively. Comparable store sales represent furniture and services sold and delivered by stores open for the same months in each comparative period. Net income for the third quarter ended November 30, 1994 increased 33.3% to $4,591,000, or $.47 per share, compared with $3,444,000, or $.35 per share for the same quarter last year. Net income for the nine months ended November 30, 1994 increased 31.2% to

$8,963,000, or $.92 per share, compared with $6,831,000, or $.70 per share on a pro forma basis for the nine months last year.

         During the quarter Rhodes opened one new store in Atlanta, Georgia and lost one store to a fire in Jacksonville, Florida, bringing the total stores to 78 at November 30, 1994, the same number in operation at November 30, 1993. The Company's fifth store in the Birmingham, Alabama market was opened after the end of the quarter bringing the total stores in operation to 79 at January 10, 1995. One more store is scheduled to open before the end of this fiscal year in St. Louis, Missouri, for a total of five stores in that market. Also, one of the two Columbia, South Carolina stores was relocated in January, 1995. The Company has leases signed on five additional stores expected to open in the next fiscal year and is in final lease negotiations for three more new stores, all of which are expected to open in the next fiscal year. Three of these eight stores will be located in Atlanta, Georgia, two in Charlotte, North Carolina, two in Memphis, Tennessee (a new market) and one in Jacksonville, Florida. There were no stores in construction under the remodeling program during the third quarter in order to avoid any sales disruption. The Company historically has its strongest sales during the third quarter.

         Gross profit as a percentage of net sales for the three months ended November 30, 1994, decreased to 47.8%, down from 48.6%, compared with the same period last year and for the nine months ended November 30, 1994 increased to 48.7% from 48.3%, compared with the same period last year. The slight decline in the gross profit percentage for the quarter is due for the most part to a larger deferral of gross profit on undelivered sales than last year. The gross profit improvement for the nine months ended November 30, 1994 is partially attributable to improved sales penetration of extended warranties which have a higher gross profit. Also, the credit promotions discussed below permitted less discounting of selling prices, contributing to the higher gross profit percentage for the nine month period.

         Finance charge and insurance commission income derives from commissions earned from BNB under the Merchant Agreement and from commissions on credit insurance on credit customer balances. For the three month and nine month periods ended November 30, 1994, income increased due to additional insurance commissions earned on customers' accounts.

         Selling expense for the three months ended November 30, 1994 decreased as a percentage of net sales to 14.5% compared with 15.9% last year due to lower net costs on credit promotion charges. Selling expense varies as a percentage of sales due to a number of factors including the level of advertising, credit promotions and the opening of new stores. For the nine months ended November 30, 1994, selling expense increased as a percentage of net sales to 16.3% compared with 15.9% for the same period last year primarily as a result of more extensive use of credit promotions in the first six months of this year. The increased expense this year for interest free and deferred payment credit promotions was off-set by improved gross profit on sales.

         General and administrative expenses for the quarter ended November 30, 1994 increased to $23,181,000 (24.2% of net sales) from $21,204,000 (24.6% of net sales) for the three months last year, and for the nine months ended November 30, 1994 increased to $68,218,000 (25.5% of net sales) from $61,758,000 (25.8% of net sales) for the same period last year. The increased expense for the three and nine month periods ended November 30, 1994 is due to having five new stores this year, less the three Miami stores sold in the second quarter plus increases in employee expenses. The improvement in the percentage of net sales compared to the prior year is due principally to the increased sales volume.

         Interest expense on the Company's indebtedness is generally fixed and is expected to decline slightly in future periods as such debt is reduced from internal cash flow.

 NINE  MONTHS ENDED NOVEMBER 30, 1994 AND 1993 COMPARED - - HISTORICAL BASIS

         On a historical basis, the nine months ended November 30, 1994 are not comparable with the prior year due to the Recapitalization which took place on June 24, 1993. As a result of the Recapitalization, interest expense has been substantially reduced. The following information describes results of operations on a historical basis to the extent that the historical information differs significantly from the pro forma information set forth under "Three Months (Actual Basis) and Nine Months (Pro Forma Basis) ended November 30, 1994 and 1993 Compared.

         Interest expense for the nine months ended November 30, 1994 decreased to $4,819,000 compared with $9,947,000 for the same period last year as a result of the Recapitalization and the related reduction in the Companys' indebtedness.

INCOME TAXES

         The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 during fiscal 1992 and recorded the effect of the adoption retroactive to March 1, 1991, in a manner similar to the cumulative effect of a change in accounting principle. SFAS No. 109 requires the determination of deferred income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Accordingly, the Company recorded a provision for income taxes for the nine months ended November 30, 1994 in the amount of $6,229,000 compared with a provision of $2,972,000 for income taxes recorded for the nine months ended November 30, 1993.

LIQUIDITY AND CAPITAL RESOURCES

         Currently, the Company's principal sources of liquidity are cash flow from operations and additional borrowing capacity under its revolving credit agreement described below. The Company had net cash provided by operating activities of approximately $17.9 million for the nine months ended November 30, 1994 compared with approximately $15.5 million for the same period last year.

          The Company's principal uses of cash are capital expenditures, working capital needs and debt service obligations. The Company's capital expenditures for equipment and expansion and remodeling or refurbishing of stores are estimated at $12.0 million for fiscal 1995 compared with $6.9 million for fiscal 1994. The increase reflects the cost of the Company's plan to remodel or refurbish 16 stores, open seven new stores and make an addition to the Powder Spring Regional Distribution Center during fiscal 1995. The Company plans to make capital expenditures of approximately $13.0 million in fiscal 1996 to fund the remodeling or refurbishing of approximately 16 stores and the opening of approximately 10 new stores.

         Inventory turnover on a FIFO basis was 3.7x for the quarter and 3.6x for the nine months ended November 30, 1994 compared with 3.9x for the quarter and the nine months last year. Inventories were approximately $7.1 million higher at November 30, 1994 than last year due to management's anticipation of an improved economic climate and the addition of approximately $4.0 million in accessory inventory to enhance the appearance of the furniture in the stores, which management believes has stimulated both furniture and accessory sales. The Company expects that inventory turns will continue at the lower levels due to the additional accessory inventory and its intention to maintain a higher level of in-stock items.

         The Company maintains a revolving credit agreement for up to $30.0 million or 50% of eligible inventory with Wachovia National Bank. The agreement is secured by substantially all of the inventory of the Company. As of January 10, 1994, there was no balance outstanding under the revolving loan agreement and approximately $19.6 million remained available under the agreement.

         On January 6, 1995 the Company announced that it had been authorized to repurchase up to an aggregate of $5 million of its common stock. The Company intends to make such purchases from time to time in the open market or in private transactions through an agent. The Company expects to finance the stock repurchases principally from cash generated from operations, although it may utilize borrowings under its revolving credit facility as needed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                          RHODES, INC.
                                      ------------------------
                                          (Registrant)




DATE: January 13, 1995                By: /s/  Joel H. Dugan
      ----------------                    ----------------------
                                               Joel H. Dugan
                                          Senior Vice President--
                                        Finance and Administration

                                Exhibit Index
                                -------------

Exhibit
Index                      Description
- -------                    -----------
27          Financial Data Schedule (for SEC use only)