Form 10-K
period 1995-02-28
RHODES INC
filed 1995-05-30
CIK 83679

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
(MARK ONE)
         X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1995

                                       OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         -       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM             TO
                                                -----------    -----------

                         COMMISSION FILE NUMBER: 0-8966

                                  RHODES, INC.
             (Exact name of registrant as specified in its charter)

GEORGIA                                                               58-0536190
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

4370 PEACHTREE ROAD, N.E.
ATLANTA, GEORGIA                                                           30319
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE
                                                                      ----

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                             ---   ---
         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                             ----

                 AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: $59,456,813

         As of May 10, 1995 the registrant had outstanding 9,364,198 shares of its Common Stock (without par value), its only outstanding class of common stock.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement relating to the 1995 Annual Meeting of Shareholders of Rhodes, Inc. are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

BACKGROUND

         An important event, the Recapitalization (defined below), occurred during Rhodes, Inc.'s ("Rhodes" or the "Company") fiscal year ended February 28, 1994 which affects its comparison with this year's financial statements. The results of operations for the year ended February 28, 1995 are best analyzed by comparison with the pro forma results of operations for the prior year ended February 28, 1994 which have been adjusted to reflect the Recapitalization, in addition to comparison with the historical financial statements presented herein.

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

         COMMON STOCK OFFERING

         The Company offered 4,167,000 shares of Common Stock for sale to the public at $12.00 per share in an initial public offering (the "Offering"), of which Green Capital Investors, L.P. ("Green Capital") purchased 250,000 shares. Green Capital is controlled by Holcombe T. Green, Jr., who was Chairman of the Board of the Company until July, 1994. Mr. Green is currently a Director of the Company and Chairman of the Executive Committee of the Board of Directors. The net proceeds from the Offering (after deducting underwriting discounts and expenses paid by the Company) were approximately $45.5 million.

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

GENERAL INFORMATION

BACKGROUND

         Rhodes is one of the largest specialty furniture retailers in the United States. Founded in 1875, the Company operates 80 stores in metropolitan areas of 11 contiguous Southeastern and Midwestern states and for many years has focused on selling brand name residential furniture to middle-income customers.

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

         In September, 1988 Rhodes was acquired (the "Acquisition") by a group of investors led by Holcombe T. Green, Jr., who was Chairman of the Board of Directors of the Company until July, 1994. Mr. Green is currently a Director of the Company and Chairman of the Executive Committee of the Board of Directors. As of April 28, 1995, Mr. Green beneficially owned approximately 31.2% of the outstanding shares of Common Stock.

STORE BASE

         In fiscal 1993, the Company initiated a store remodeling and refurbishing program designed to significantly upgrade its existing stores and increase sales per store. This program is designed to provide a more attractive in-store atmosphere by professionally redesigning and redecorating existing display space in order to improve the consumer's shopping experience and enhance the appearance of displayed merchandise. Through the end of fiscal 1995, thirty-six stores had been remodeled or refurbished pursuant to the program. An additional fifteen stores are scheduled to be remodeled or refurbished in fiscal 1996.

         Remodeling a store typically involves redesigning the store's display space and reconfiguring its model room settings, replacing its carpet and wallpaper, repainting its interior walls, and replacing or updating its lighting. Remodeling a store may include work on its exterior (such as paint, lighting and signage), but does not typically increase the store's existing display space. The cost for the complete remodeling of a store in fiscal 1996 is anticipated to be approximately $400,000. Refurbishing a store typically involves replacing carpet and wallpaper, repainting and making minor improvements to the store's lighting. The cost to refurbish a store in fiscal 1996 is anticipated to be approximately $125,000. Stores generally remain open during a remodeling or refurbishing and the event is advertised as an opportunity for customers to enjoy increased savings.

         The Company also has a program designed to increase its store base by adding stores in existing markets and, when possible, new markets. In pursuing this program, the Company seeks to add new cluster stores that may be served from existing regional distribution centers ("RDCs"). In fiscal 1995, seven new stores were opened, all in existing markets, including a replacement store in Columbia, South Carolina. Single stores were opened in Chattanooga and Knoxville, Tennessee in fiscal 1994. New markets were opened in the metropolitan areas of Nashville, Tennessee in fiscal 1990 and Birmingham, Alabama in fiscal 1991, with the Company currently operating four stores in Nashville and five stores in Birmingham.

         In evaluating the feasibility of entering a new market, the Company would typically consider (a) the size of the market, focusing on locations that have a local population base of more than 100,000 people, (b) existing competitive conditions and (c) the feasibility of serving the new stores from an existing RDC. Expansion or opening of new RDC's will be considered as needed to support the expansion. The Company would generally seek to enter a new market by acquiring or opening two or more stores that may operate as a cluster, although the Company believes that single stores may be operated profitably in certain markets.

         The table below summarizes as of May 1, 1995 openings, closings and remodelings or refurbishings of stores during the fiscal years indicated and the Company's current plans for fiscal years 1996 and 1997.

                                FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                     --------------------------------------------------------
                     1997(1)  1996(1)  1995     1994     1993     1992   1991
                     -------  -------  ----     ----     ----     ----   ----
Number of stores at
   beginning of year    87      80      78       76       76       75     72
Opened or acquired      10      12       7 (5)    3        1        1      6
Closed or sold          (1)     (5)     (5)(5)   (1)      (1)(2)   --     (3)
                       ---     ---     ---      ---      ---      ---    ---
Number of stores at
   end of year          96      87      80       78       76       76     75
                       ---     ---     ---      ---      ---      ---    ---
Stores remodeled or
 refurbished            --(6)   15      16       16(4)     4        2(3)   1(3)

         (1)     Proposed
         (2) On August 24, 1992, Hurricane Andrew destroyed one of the Company's four Miami stores.
         (3) Remodelings and refurbishings prior to fiscal 1993 were not part of the Company's current remodeling and refurbishing program and therefore are not comparable.
         (4) Includes refurbishment of one store that subsequently was destroyed by fire.
         (5)     Includes relocation of one store.
         (6) The status of the Company's 14 stores that have not been remodeled, or scheduled for remodeling in fiscal 1996, has not been determined. Whether or not individual stores will be remodeled, refurbished or relocated will depend on a number of factors such as the lease terms, availability of expansion space in some cases, or suitable relocation space to lease.

STORE OPERATIONS

         TARGET MARKET

         For many years, the Company has focused its retailing strategy on selling good quality furniture to a broad base of middle-income customers. The Company intends to maintain this focus both in its existing markets and as it enters new markets. The Company carefully tracks the demographic profile of its customer base, designs its merchandising and promotions to appeal to its targeted market, and evaluates programs by analyzing changes in the profile of the resulting customer base. The Company has identified its target group as between the ages of 25 and 54 with an annual family income of $30,000 to $75,000. An extensive marketing study commissioned by the Company as of October 13, 1994 confirmed that the majority of Rhodes' customers fit the target profile.

         STORE FORMAT AND SITE SELECTION

         The Company's stores average 31,387 square feet of display space. Furniture typically is displayed in model room settings, complete with accessories. Stores are open 362 days each year and at least five evenings per week.

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

                                            FISCAL YEAR ENDED FEBRUARY 28,
                                          ----------------------------------
                                          1995           1994           1993
                                          ----           ----           ----
Living Room Furniture                     49.6%          49.3%          50.9%
Bedroom Furniture                         25.1           24.5           23.0
Dining Room Furniture                     10.4           11.8           12.2
Bedding                                   11.7           11.7           10.7
All Other Merchandise
 and Accessories                           3.2            2.7            3.2
                                         -----          -----          -----
                                         100.0%         100.0%         100.0%
                                         =====          =====          =====

         The Company's centralized merchandising and buying group selects all lines of merchandise, negotiates purchase prices and terms with suppliers and places orders for each of the Company's stores and RDCs. The Company purchases merchandise from a large number of manufacturers, including well-known brands such as Alan White, Armstrong, Bassett, Berkline, Broyhill, Dunmore, Kincaid, Klaussner, La-Z-Boy, Natuzzi, Peoplounger, River Oaks, Sealy, Samuel Lawrence, Simmons and Universal. As of February 28, 1995, one manufacturer, making products under the brand names La-Z-Boy and Kincaid, accounted for approximately 14.5% of the Company's total purchases. The Company's inventory control system provides its headquarters group with merchandising information, and the group also receives information from regional and store managers regarding local preferences and market conditions.

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

         The Company advertises extensively throughout the year in newspapers and by use of radio and television in each of its markets. Color circulars also are issued several times a year in special mailings or newspaper inserts. In the year ended February 28, 1995, newspaper and print media advertising accounted for approximately 38.9% of the Company's total advertising expense. Regional managers along with the Company's headquarters staff and advertising agency are responsible for determining the appropriate media mix for the monthly advertising budget in each market. All advertising is prepared by the Company's headquarters staff in conjunction with an outside advertising agency.

          MANAGEMENT INFORMATION SYSTEM

          The Company has developed and installed an inventory control and point-of-sale information system. This system expedites the processing of customer transactions and credit approval, controls inventory levels and is designed to support future growth. Specifically, the Company accounts for merchandise in each store and RDC, and the movement of items, by inventory stock identification numbers known as SKU numbers. Management and each store manager are furnished with daily sales and gross margins by SKU category and for each salesperson. The Company has completed a successful test of bar coding in one RDC, which it will be adding to all RDC's in fiscal 1996.

         The Company believes that the centralization and standardization of its operating systems, and the present successful operation of these systems in all its existing stores, will allow the Company to support the operation of new stores without major capital expenditures or substantial increases in its corporate overhead. Although entering a new market will require the expansion of certain systems, the Company believes that its existing merchandising, promotional, inventory and training systems will allow it to add new stores in existing or new markets in a cost-effective manner.

         MANAGEMENT AND TRAINING

         The Company's senior management is supported through the Company's seven operating regions, each of which has a regional manager and multiple area managers. The seven regional managers and one divisional vice president have a combined 109 years of experience with Rhodes.

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

         DISTRIBUTION AND DELIVERY

         Inventories are maintained in RDCs, from which merchandise is shipped to the appropriate store for delivery to the customer's home. The seven RDCs, which collectively had more than 600,000 square feet at year end, have cantilever racking and computer-controlled inventory storage. An additional 98,000 square feet is being added to the Powder Springs facility, which will be completed in May, 1995.

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

         CREDIT OPERATIONS

         The Company offers its customers the option to purchase furniture using cash, the Rhodes credit card or other major nationally recognized credit cards. Approximately 71.9% of the Company's sales in the year ended February 28, 1995 were made through the Rhodes credit card, which operates as a revolving charge account. All credit applications, sales and many payments on account are processed electronically through the Company's point-of-sale system. The terms for the Rhodes credit card purchases are flexible and on most purchases allow up to 48 months to pay. The Company also provides promotional credit plans to its customers in which no interest is charged on purchases made under the plan or in which monthly payments are deferred.

         On June 18, 1992, the Company sold its portfolio of customer installment receivables (the "Receivables Sale") to Beneficial National Bank U.S.A. ("BNB") in the amount of approximately $174.3 million (including an advance of $4.3 million against future revenue to be earned by the Company under a related merchant agreement (the "Merchant Agreement")). Under the Merchant Agreement, the Company also contracted to sell all future receivables for three years following the Receivables Sale and received approximately $4.3 million, net of a $0.5 million contingency deposit, in advance against future revenue to be earned by the Company under the Merchant Agreement. Repayment of the advance was completed in fiscal 1995. The Company derives income under the Merchant Agreement from commissions earned from BNB on certain credit transactions. The Merchant Agreement is subject to early termination by BNB in the event of a bankruptcy filing by or against Rhodes or upon 30 days notice in the event of a material change in any law or regulation or in the operation, assets, condition (financial or otherwise), business or ownership of Rhodes. After the initial three-year term, the Merchant Agreement remains in effect unless terminated by either party on 180 days notice. Upon termination of the Merchant Agreement, Rhodes may, at its option, repurchase the total portfolio of outstanding consumer installment receivables for 106% of the outstanding principal balances, including accrued interest, subject to certain rights of BNB to securitize and sell the portfolio. It is the Company's intention to continue with the Merchant Agreement.

COMPETITION

         The retail home furnishings business is highly competitive and fragmented. The Company competes with a large number of independent furniture stores which operate in single markets, other regional and national furniture store chains, and various department stores and mass merchandisers. Based on statistics published by Furniture/Today for calendar 1994, the Company was the third largest conventional furniture retailer in the United States; however, the 10 largest conventional furniture retailers accounted for less than 13.3% of industry sales in 1994. Some of the furniture store chains, department stores and mass merchandisers with which the Company competes have greater financial and other resources than the Company.

         The retail furniture industry competes primarily on the basis of quality, price and service. Each of the Company's stores offers a broad line of brand name merchandise, emphasizing good quality and an extensive selection. The Company employs an aggressive pricing policy, under which it guarantees to sell each item at the lowest advertised price in the market. Rhodes emphasizes superior service through in-store credit, prompt delivery of merchandise, professionally trained salespersons, convenient locations and a 30 day unconditional return policy.

SERVICE MARKS

         The Company conducts its business under the names "Rhodes," "Crossroads" (in Kentucky and Missouri), "Marks-Fitzgerald" (in Birmingham, Alabama) and "Fowler's Furniture Center" (in Knoxville, Tennessee). The Company holds service marks for each of these names and believes that the names are well-recognized in their markets and of great value to the Company.

EMPLOYEES

         As of March 31, 1995 the Company employed 2,690 persons, including 2,337 in sales and store operations, 210 in its RDCs and 143 in its corporate office. The Company has never experienced a work stoppage due to labor difficulties. The Company is not a party to any collective bargaining agreements and considers its relations with employees to be good.

ITEM 2.          PROPERTIES

PROPERTIES

         The Company's stores are free-standing units or are located in shopping centers, and have display space ranging from approximately 17,000 square feet to approximately 78,000 square feet (with an average of approximately 31,000 square feet). As of February 28, 1995, the Company owned 13 of its stores and leased the remaining 67, of which nine were leased pursuant to sale/leaseback arrangements. See Notes 5 and 6 to Consolidated Financial Statements.

         Store leases have initial terms which will expire at various dates through 2023, with an average lease term, including renewal options, of approximately 13 years. The Company's leases generally provide for fixed monthly rentals, although some provide for fixed minimum rentals with a percentage rental based on sales.

         The Company's principal executive offices are located in a 30,366 square foot leased facility located in Atlanta, Georgia. The facility is leased by the Company pursuant to two leases, one of which extends to July 2005 and the other of which extends to May 2002 and which the Company has an option to extend for an additional 10 year term. Management believes that the Company has adequate expansion opportunities to accommodate its needs for the foreseeable future.

ITEM 3.          LEGAL PROCEEDINGS

         On April 17, 1995, several individuals, as members of a purported plaintiff class of customers, filed suit in the Circuit Court of Jefferson County, Alabama against the Company and certain other defendants, including Sears, Roebuck & Company, Inc., Service Merchandise Company, Inc., Friedman's Inc., Alabama Power Company, Lowe's Home Centers, Inc., and Rex Radio and Television, Inc., alleging violations of the Code of Alabama and fraud and conspiracy arising from the sale of "extended service contracts" in connection with the credit purchase of consumer goods. In their prayer for relief, the plaintiffs seek damages equal to all principal and finance charges under the credit agreements in question, a judgment voiding the credit agreements, injunctive relief, the reimbursement of all costs associated with the action, other compensatory damages and unspecified punitive damages. The Company believes that its practices with respect to extended service contracts comply with Alabama law and it intends to vigorously defend this action.

         Due to the nature of the Company's business, it is from time to time a party to other legal proceedings arising in the ordinary course of its business, none of which, in the judgment of management, would have a material adverse effect on its operations or financial condition if adversely determined.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

ITEM X.          EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to each person who is an executive officer of the Company, as indicated below.

NAME                       AGE      POSITION WITH THE COMPANY
- ----                       ---      -------------------------
Irwin L. Lowenstein        59       Chairman and Chief Executive Officer
Joel T. Lanham             39       President and Chief Operating Officer
Joel H. Dugan              56       Senior Vice President, Finance and Administration
James A. Welch             45       Senior Vice President, Operations
Jack A. Hurst              62       Senior Vice President, Training  and  Human Resources
Donald M. Parker           51       Senior Vice President, Merchandising
Barbara W. Snow            37       Vice President and Corporate Controller

         Irwin L. Lowenstein joined the Company in 1972 and has served as President, Chief Operating Officer and Director of the Company since 1977. Effective in 1989, Mr. Lowenstein was elected Chief Executive Officer of the Company. In 1994 he was elected Chairman of the Board and Chief Executive Officer.

         Joel T. Lanham joined the Company in 1976. For the past five years he has served as Senior Vice President and Executive Vice President, Operations and in 1994 he was elected President and Chief Operating Officer. He is a director of the National Home Furnishings Association.

         Joel H. Dugan joined the Company in 1985. Mr. Dugan, a certified public accountant formerly with Price Waterhouse & Co., was elected Vice President, Accounting and Information Services in 1985 and Senior Vice President, Finance and Administration in 1988.

         James A. Welch joined the Company in 1986. For the past five years he has served as Regional Manager and Division Manager and in 1994 he was elected Senior Vice President, Operations.

         Jack A. Hurst joined the Company in 1957 and has served as Senior Vice President, Training & Human Resources since 1986. Mr. Hurst has informed the Company he will tender his resignation for retirement effective July 31, 1995.

         Donald M. Parker joined the Company in 1987 as the Regional Manager for the Atlanta area stores, and served in that capacity until being named Senior Vice President Merchandising in May 1993. Prior to joining the Company, Mr. Parker served as General Manager for Maxwell Furniture, a furniture retailer.

         Barbara W. Snow joined the Company in 1981 and has served as Corporate Controller since 1988. Ms. Snow, a certified public accountant, served in the capacity of Accounting Manager prior to being elected to Corporate Controller. In 1994 Ms. Snow was elected to the additional office of Vice President.

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

                                                                        HIGH     LOW
                                                                        ----     ---
FISCAL 1994:
Second Quarter (June 17, 1993 through August 31, 1995)                 $12 1/4  $ 8 3/4
Third Quarter (ended November 30, 1993)                                $14 3/4  $10 3/4
Fourth Quarter (ended February 28, 1994)                               $19 1/4  $13 1/4

FISCAL 1995:
First Quarter (ended May 31, 1994)                                     $20 1/4  $13 1/2
Second Quarter (ended August 31, 1994)                                 $16      $ 9
Third Quarter (ended November 30, 1994)                                $10 1/2  $ 9 1/4
Fourth Quarter (ended February 28, 1995)                               $12 7/8  $ 8 3/8

FISCAL 1996:
First Quarter (through May 10, 1995)                                   $11 7/8  $ 8 5/8

         As of April 28, 1995, there were approximately 253 holders of record of the Company's common stock.

         The Company has paid no cash dividends since the Acquisition in 1988 and it has no plans to commence payment of cash dividends on its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

         The following information with respect to the Company's consolidated financial statements for the fiscal years ended February 28, 1995, 1994, 1993, February 29, 1992 and February 28, 1991 has been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements.

         The following financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company appearing elsewhere in this Annual Report.

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

         SALES PER NON-SALES EMPLOYEE: Net sales for the fiscal year divided by the average number of non-selling forty hour units at the end of each month during the fiscal year. A forty-hour unit is the equivalent of one employee working forty hours each work. Sales employees, who work on commission only, are excluded.

         SALES PER STORE: Net sales for the fiscal year divided by the average number of stores open at the end of each month during the fiscal year.

                                                           FISCAL YEAR ENDED FEBRUARY 28, OR 29,
                                                           -------------------------------------
                                            1995           1994            1993            1992            1991
                                            ----           ----            ----            ----            ----
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
STATEMENT OF OPERATIONS DATA:
  Net Sales                              $ 361,238      $ 325,255       $ 286,527       $ 265,924       $ 256,594
  Cost of Goods Sold                       185,995        168,425         150,344         139,876         135,473
                                         ---------      ---------       ---------       ---------       ---------
    Gross Profit                           175,243        156,830         136,183         126,048         121,121
                                         ---------      ---------       ---------       ---------       ---------
  Finance Charges and
    Insurance Commissions                    4,935          4,892          13,853          37,725          37,816
                                         ---------      ---------       ---------       ---------       ---------
  Operating Expenses:
    Selling, general and
      administrative                       151,111        136,269         129,225         127,446(1)      118,971
  Provision for credit losses                  164            213           4,803           7,413(1)       12,958
  Amortization of
    intangibles                              3,074          3,132           3,253           3,433           2,700
  Nonrecurring items                            --             --              --              --           5,000
  Other (income)
    expense, net                               197              8            (575)            868             236
                                         ---------      ---------       ---------       ---------       ---------
                                           154,546        139,622         136,706         139,160         139,865
                                         ---------      ---------       ---------       ---------       ---------
  Operating Income                          25,632         22,100          13,330          24,613          19,072
Nonrecurring items                              --             --              --           1,162              --
  Interest Expense, Net                      6,109         11,545          24,306          33,920          36,856
                                         ---------      ---------       ---------       ---------       ---------
  Income (Loss) Before
    Income Taxes,
    Change in Accounting
    Principle and
    Extraordinary Item                      19,523         10,555         (10,976)        (10,469)        (17,784)
  Provision (Benefit) for
    Income Taxes                             8,004          4,508          (1,145)         (1,234)         (4,253)
                                         ---------      ---------       ---------       ---------       ---------
    Net Income (Loss)
         Before Change in
         Accounting Principle
         and Extraordinary
         Item(2)                            11,519          6,047          (9,831)         (9,235)        (13,531)
  Cumulative Effect on
         Prior Years of
         Change in Accounting
         for Income Taxes                       --             --              --            (719)             --
  Extraordinary Item(2)                         --         (2,727)             --              --              --
                                         ---------      ---------       ---------       ---------       ---------
         Net Income (Loss)               $  11,519      $   3,320       $  (9,831)      $  (9,954)      $ (13,531)
                                         =========      =========       =========       =========       =========
  Per Share Data:
         Net Income (Loss)
           Before Extraordinary
          Item(2)                        $    1.18      $    0.83       $   (6.68)      $   (8.85)      $  (13.77)
      Net Income (Loss)                       1.18           0.45           (6.68)          (8.85)         (13.77)
      Dividends                                 --             --              --              --              --
  Weighted Average Shares
    Outstanding (000's)                      9,760          7,302           1,472           1,125             983
OTHER OPERATING DATA:
  Depreciation and
         Amortization                    $   9,796      $   9,531       $   9,717       $  10,021       $   9,197
  Non-Cash Interest Expense                     --          2,626           6,653           6,257           5,756
  Capital Expenditures                      14,101          6,860           3,405           2,769           2,589
  Gross Profit Percentage                     48.5%          48.2%           47.5%           47.4%           47.2%
  FIFO Inventory Turnover                      3.6x           3.8x            3.8x            3.7x            3.3x
STORE DATA:
  Stores Open at Period End                     80             78              76              76              75
  Average Display Square
    Footage (000's)                          2,411          2,270           2,184           2,182           2,143
  Total Store Sales Growth                    11.1%          13.5%            7.7%            3.6%            2.3%
  Comparable Store Sales
         Growth                                7.1%          10.0%(3)         7.0%(4)        (0.6)%          (2.5)%
  Sales Per Square Foot                        150            143             131             122             120
  Sales Per Non-Sales
          Employee(000's)                      239            231             213             185             176
  Sales Per Store (000's)                    4,607          4,229           3,795           3,538           3,467

BALANCE SHEET DATA (at end of period):
  Working Capital                        $     171      $     608       $ (10,077)      $  (9,759)      $  (7,975)
  Total Assets                             198,410        185,604         175,754         349,152         356,055
  Total Debt (including
    Obligations Under
         Capital Leases)                    55,002         60,831         145,706         307,821         317,374
  Shareholders' Equity
         (Deficit)                          67,500         59,909         (23,850)        (14,073)         (9,764)



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

(3) Comparable store sales growth for fiscal 1994, excluding the results of three Florida stores that were favorably impacted in fiscal 1993 by increased sales following Hurricane Andrew, was 12.2% compared with fiscal 1993.

(4) Comparable store sales growth for fiscal 1993, excluding the three Florida stores that were favorably impacted in fiscal 1993 by increased sales following Hurricane Andrew, was 6.2% for fiscal 1993 compared with fiscal 1992.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following table sets forth the unaudited pro forma results of operations as if the Recapitalization had been completed as of the beginning of fiscal 1994 and 1993. Additionally, fiscal 1993 was adjusted to reflect the Receivables Sale. There are no pro forma adjustments to the financial statements for year ended February 28, 1995. Management believes that these pro forma results present the most meaningful comparison of historical operating performance as a basis for understanding future operations.

         The pro forma information for fiscal 1993 and 1994 does not purport to represent what the Company's results of operations would actually have been if such transactions had occurred on such dates or project the Company's results of operations for future periods. The pro forma adjustments are based upon currently available information and upon certain assumptions that management of the Company believes are reasonable under the circumstances.

                        PRO FORMA RESULTS OF OPERATIONS
                                  (UNAUDITED)

                                           ACTUAL       PRO FORMA     PRO FORMA
                                        FISCAL YEAR    FISCAL YEAR   FISCAL YEAR
                                           ENDED          ENDED         ENDED
                                        FEBRUARY 28,   FEBRUARY 28,  FEBRUARY 28,
                                            1995          1994          1993
                                            ----          ----          ----
                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net Sales                              $  361,238    $  325,255    $  286,527
  Cost of Goods Sold                        185,995       168,425       150,344
                                         ----------    ----------    ----------
    Gross Profit                            175,243       156,830       136,183
                                         ----------    ----------    ----------
  Finance Charges and
    Insurance Commissions                     4,935         4,892         5,102
                                         ----------    ----------    ----------
  Operating Expenses:
    Selling                                  57,720        51,865        47,793
    General and
      administrative                         93,391        84,285        77,218
    Provision for credit
      losses                                    164           213           240
    Amortization of
      intangibles                             3,074         3,118         3,119
    Other (income)
      expense, net                              197             8          (271)
                                         ----------    ----------    ----------
  Operating Income                           25,632        22,233        13,186
  Interest Expense, net                       6,109         7,032         8,086
                                         ----------    ----------    ----------
  Income Before Income
    Taxes and
    Extraordinary Item                       19,523        15,201         5,100
  Provision for Income Taxes                  8,004         6,096         2,203
                                         ----------    ----------    ----------
    Net Income Before
      Extraordinary Item                 $   11,519    $    9,105    $    2,897
                                         ==========    ==========    ==========
PER SHARE DATA:
  Net Income Before
    Extraordinary Item                   $     1.18    $     0.92    $     0.30
  Weighted Average Shares
    Outstanding (000's)                       9,760         9,901         9,781
OTHER OPERATING DATA:
  Depreciation and
    Amortization                         $    9,796    $    9,398    $    9,517

RESULTS OF OPERATIONS

         The following table sets forth certain financial data expressed as a percentage of net sales for the fiscal years ended February 28, 1995, 1994 and 1993.


                                                     FISCAL YEARS                  PRO FORMA
                                                         ENDED                    YEARS ENDED
                                                      FEBRUARY 28,                FEBRUARY 28,
                                              --------------------------        ---------------
                                              1995       1994       1993        1994       1993
                                              ----       ----       ----        ----       ----
Net Sales                                    100.0%     100.0%     100.0%      100.0%     100.0%
Cost of Goods Sold                            51.5       51.8       52.5        51.8       52.5
                                             -----      -----      -----       -----      -----
  Gross Profit                                48.5       48.2       47.5        48.2       47.5
                                             -----      -----      -----       -----      -----
Finance Charges and Insurance Commissions      1.4        1.5        4.8         1.5        1.8
                                             -----      -----      -----       -----      -----
Operating Expenses:
  Selling                                     16.0       15.9       16.7        15.9       16.7
  General and administrative                  25.9       26.0       28.3        25.9       26.9
  Amortization of intangibles                  0.9        1.0        1.1         1.0        1.1
  Provision for credit losses                   --        0.1        1.7         0.1        0.1
  Other (income) expense, net                  0.1         --       (0.2)         --       (0.1)
                                             -----      -----      -----       -----      -----
                                              42.8       42.9       47.6        42.9       44.7
                                             -----      -----      -----       -----      -----
  Operating Income                             7.1        6.8        4.7         6.8        4.6
Interest Expense, net                          1.7        3.5        8.5         2.2        2.8
Income (Loss) Before Income Taxes,
  Change in Accounting for Taxes and
  Extraordinary Item                           5.4        3.3       (3.8)        4.7        1.8
Net Income (Loss) Before Extraordinary Item    3.2        1.9       (3.4)        2.8        1.0


         FISCAL YEARS 1995 AND 1994 COMPARED - PRO FORMA BASIS

         Net sales increased 11.1% to $361,238,000 from $325,255,000 for fiscal 1995 compared with the prior fiscal year. Comparable store sales growth was 7.1% for fiscal 1995. Comparable store sales represent furniture and services sold and delivered by stores open for the same months in each comparative period. Operating income for fiscal 1995 of $25,632,000 (7.1% of net sales) increased 15.3% compared with $22,233,000 (6.8% of net sales) for the prior fiscal year. Net income for fiscal 1995 increased 26.5% to $11,519,000, or $1.18 per share, compared with $9,105,000, or $.92 per share for the prior year.

         During fiscal 1995 Rhodes opened three new stores in Atlanta, Georgia, one in Birmingham, Alabama, one in St. Louis, Missouri and one in Eustis, Florida, which was acquired in an exchange for the Company's three Miami stores. One store was also opened in Columbia, South Carolina to replace a store that was closed at the same time. The Company also lost one store to a fire in Jacksonville, Florida, bringing the total stores in operation at February 28, 1995 to 80, compared to 78 stores in operation at February 28, 1994. After fiscal year end, one new store was opened in the Jacksonville, Florida market and one of the two Jackson, Mississippi stores was closed and the real estate owned by the Company was sold. The Company plans to replace the Jackson, Mississippi store as soon as practical. The Company has leases signed on six additional stores and is in final lease negotiations for five more new stores, all of which are expected to open in the next fiscal year. Three of these six stores with completed leases will be located in Atlanta, Georgia, two in Charlotte, North Carolina, and one in Memphis, Tennessee (a new market). The Company plans to close several stores in fiscal 1996, most of which are stores in Atlanta which will be too close to new, larger stores. Sixteen stores were remodeled or refurbished in fiscal 1995 and the Company plans to remodel or refurbish approximately fifteen stores in fiscal 1996. The status of fourteen stores that have not been remodeled or scheduled for remodeling in fiscal 1996 has not yet been determined. Whether or not individual stores will be remodeled, refurbished or relocated will depend on a number of factors such as the lease terms, availability of expansion space in some cases, or suitable relocation space to lease.

         Gross profit as a percentage of net sales for the year increased to 48.5% from 48.2%, compared with last year. The gross profit improvement is attributable to improved gross profit on furniture sales and improved sales penetration of extended warranties which have a higher gross profit.

         Finance charge and insurance commission income derives from commissions earned from BNB on new credit sales under the Merchant Agreement and from commissions on credit insurance on credit customer balances. Income increased due to additional insurance commissions earned on customers' accounts, partially offset by lower commissions earned from BNB.

         Selling expense for fiscal 1995 increased slightly as a percentage of net sales to 16.0% compared with 15.9% last year due to an increase in advertising expenses, which were offset, in part, by lower net costs on credit promotions charges. Selling expense varies as a percentage of sales due to a number of factors including the level of advertising, credit promotions and the opening of new stores.

         General and administrative expenses for the year increased to $93,391,000 (25.9% of net sales) from $84,285,000 (25.9% of net sales) last year. The increased expense for the year is due to having seven new stores this year, less the three Miami stores sold in the second quarter plus increases in employee expenses. The net increases were the same percentage of sales due to increased sales volume.

         Other expense for fiscal 1995 includes an accrual of $375,000 in anticipation of the losses expected to be incurred upon closing two stores in fiscal 1996.

         Interest expense on the Company's indebtedness is generally fixed and is expected to decline slightly in future periods as such debt is reduced from internal cash flow.

         FISCAL YEARS 1995 AND 1994 COMPARED - HISTORICAL BASIS

         On a historical basis, the results of fiscal 1995 are not comparable with the prior year due to the Recapitalization which took place on June 24, 1993. As a result of the Recapitalization, interest expense has been substantially reduced. The following information describes results of operations on a historical basis to the extent that the historical information differs significantly from the pro forma information set forth under "Fiscal Years 1995 and 1994 Compared - Pro Forma Basis".

         Interest expense for the year ended February 28, 1995 decreased to $6,109,000 compared with $11,545,000 for last year as a result of the Recapitalization and the related reduction in the Company's indebtedness.

         FISCAL YEARS 1994 AND 1993 COMPARED--PRO FORMA BASIS

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

         Gross profit as a percentage of net sales for fiscal 1994 increased to 48.2% from 47.5%, compared with fiscal 1993. Gross margin improvement is partially attributable to improved sales penetration of extended warranties, which have a higher gross profit. Also, the credit promotions discussed below permitted less discounting of selling prices, contributing to the higher gross profit percentage. Inventory turnover on a FIFO basis was 3.8x for each of the fiscal years 1994 and 1993. Inventories were approximately $10.9 million higher at February 28, 1994 than February 28, 1993 due to three more stores in operation and management's anticipation of an improved economic climate.

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

         FISCAL YEARS 1994 AND 1993 COMPARED--HISTORICAL BASIS

         On a historical basis, results for fiscal 1994 are not comparable with the prior fiscal year due to the Receivables Sale, which took place on June 18, 1992 and the completion of the Recapitalization, which took place on June 24, 1993. As a result of the Receivables Sale, the Company no longer earns finance charge income, and general and administrative expenses, credit losses and interest expense related to the credit operation have been eliminated. Also, as a result of the Recapitalization, interest expense has been substantially reduced. The following information describes results of operations on a historical basis to the extent that the historical information differs from the pro forma information set forth under "Fiscal Years 1994 and 1993 Compared--Pro Forma Basis."

         Finance charges and insurance commissions income was $4,892,000 for fiscal 1994, compared with $13,853,000 for fiscal 1993. As a result of the Receivables Sale, the related finance charge income is no longer earned by the Company.

         General and administrative expenses for the year ended February 28, 1994 increased to $84,404,000 (26.0% of net sales) from $81,432,000 (28.4% of net sales) for fiscal 1993 due to the cost of adding three new stores plus increases in employee expenses, partially offset by the elimination of the Company's credit operations following the Receivables Sale. The improvement in general and administrative expenses as a percentage of net sales is due principally to the increased sales volume.

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

         EFFECTS OF INFLATION ON OPERATIONS

         Although the rate of inflation has remained low and has had little impact on the Company during the last three fiscal years ended February 28, 1995, the Company's operating results could be adversely affected by high rates of inflation. The area which could be most affected is the Company's cost to replenish inventory. An increase in the cost of inventory would be mitigated, however, to the extent the Company was able to pass along such costs to its customers through price increases. The Company's interest rate risk is limited to the variable rate of interest paid under the Revolving Credit Agreement.

LIQUIDITY AND CAPITAL RESOURCES

         Currently, the Company's principal sources of liquidity are cash flow from operations and additional borrowing capacity under its Revolving Credit Agreement. The Company had net cash provided by operating activities of approximately $25.9 million, $19.4 million and $6.2 million (adjusted for the short-term debt paydown related to the Receivables Sale), in fiscal years 1995, 1994 and 1993, respectively. The Company's principal uses of cash are capital expenditures, working capital needs and debt service obligations.

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

         At the end of fiscal years 1995, 1994, and 1993, LIFO inventories were $54.4 million, $48.2 million, and $37.3 million, respectively. FIFO inventory turns in these years have decreased to 3.6x for fiscal 1995 from 3.8x in fiscal years 1994 and 1993. Inventories have been increased due to addition of new, larger stores and due to management's anticipation of a continued favorable economic climate. Also, accessory inventories were increased during fiscal 1995 from $6.8 million to $11.2 million to enhance the appearance of the furniture in the stores, which management believes has stimulated both furniture and accessory sales. The Company has historically had low or negative working capital, primarily as a result of its tight inventory controls, low cash balances and the inclusion in current liabilities of deferred revenues, such as merchandise sold but not delivered and deferred warranty revenue.

         The Company made additions to property and equipment of approximately $14.1 million, $6.9 million and $3.4 million for fiscal years 1995, 1994 and 1993, respectively. These expenditures have been both for the opening of new stores and capital replacements in existing stores, including the remodeling completed for sixteen stores in fiscal 1995, sixteen stores in fiscal 1994 and four stores in fiscal 1993. Prior to the Recapitalization, the Company's capital expenditures were restricted by covenants contained in the various loan agreements and by the significant financial constraints imposed by its high debt and interest expense levels. Upon completion of the Recapitalization, the Company substantially increased its capital expenditures in fiscal 1994 (although capital expenditure funding continues to be subject to restrictions in the Senior Notes and Revolving Credit Agreement), and plans to spend approximately $17.0 million in fiscal 1996 and $14.0 million in 1997. Capital expenditures in excess of $15.0 million in any one year will require aproval under the Company's Revolving Credit Agreement. These increases reflect the cost of remodeling or refurbishing fifteen stores in 1996 and the addition of twenty-two new stores over the two year period. The Company does not plan to purchase any real estate in acquiring and opening new stores. The Company anticipates that these increased capital expenditures will be funded primarily from cash flow from operations. If the Company's cash flow from operations were insufficient to fund such capital expenditures, the Company would consider additional means to finance its remodeling and refurbishing and expansion programs or delaying or limiting such programs.

         In connection with its previously announced intent to repurchase up to $5.0 million of its common stock from time to time, the Company had expended $3.7 million to repurchase 311,400 shares of its common stock as of February 28, 1995. The repurchase program was completed on March 20, 1995 with an aggregate of 436,000 shares of common stock repurchased at an aggregate cost of $5.0 million.

         The Company's consolidated funded indebtedness at February 28, 1995 including obligations under capital leases, was $55.0 million, down from $60.8 million at February 28, 1994 and $145.7 million at February 28, 1993 due to the Recapitalization and the Receivables Sale and the payments previously described. Set forth below are the scheduled principal payments required under the Company's existing debt agreements.

                 Fiscal 1996                                          $0
                 Fiscal 1997                                $7.5 million
                 Fiscal 1998                                $7.5 million

         The maximum availability of funds under the Revolving Credit Agreement is the lesser of $30.0 million or 50% of eligible inventory. The Revolving Credit Agreement is secured by substantially all of the inventory of the Company. As of May 10, 1995, borrowings under the Revolving Credit Agreement were approximately $9.0 million and approximately $16.0 million remained available for borrowing. Loans outstanding under the Revolving Credit Agreement generally will bear interest at one of two interest rate options selected by the Company: (i) Prime Rate + .5% per annum or (ii) a quoted LIBOR + 2.375% per annum for specified interest periods. The "Prime Rate" is the rate of interest announced publicly by the lender, from time to time, as its prime rate. The Company is required to pay a commitment fee of 0.375% per annum of the average daily unused portion of the lender's commitment under the Revolving Credit Agreement. The Revolving Credit Agreement was scheduled to terminate in February 1996, but was renewed until February 27, 1997.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See Item X hereof and incorporated herein by reference to the annual proxy statement relating to the 1995 annual meeting of shareholders of the Company.

ITEM 11.         EXECUTIVE COMPENSATION

         Incorporated by reference to the annual proxy statement relating to the 1995 annual meeting of shareholders of the Company.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the annual proxy statement relating to the 1995 annual meeting of shareholders of the Company.

ITEM 13.         CERTAIN RELATIONSHIPS AND TRANSACTIONS

         Incorporated by reference to the annual proxy statement relating to the 1995 annual meeting of shareholders of the Company.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)     1.       Financial Statements

                          The following financial statements (beginning on page F-1 - F-21) are filed under Item 8 of this Annual
                          Report:

                                   Report of Independent Public Accountants

                                   Consolidated balance sheets as of February
                                   28, 1995 and February 28, 1994

                                   Consolidated statements of operations for the years ended February 28, 1995, February 28, 1994 and February 28, 1993

                                   Consolidated statements of shareholders'
                                   equity for the years ended February 28,
                                   1995, February 28, 1994 and February 28,
                                   1993

                                   Consolidated statements of cash flows for the years ended February 28, 1995, February 28, 1994 and February 28, 1993

                                   Notes to consolidated financial statements for the years ended February 28, 1995, February 28, 1994 and February 28, 1993

                 2. The following financial statement schedules (beginning on page F-22 - F-23) are filed as part of this Annual Report:

                                   Report of Independent Public Accountants

                                   Schedule II - Valuation and qualifying
                                   accounts for the three years ended February
                                   28, 1995

                 3.       Exhibits.

                          The Exhibits listed in (c) below are filed as part of this Annual Report.

         (b)     Reports on Form 8-K

                          None

         (c)     Exhibits

EXHIBIT
NUMBER                                 DESCRIPTION
- ------                                 -----------
 3.1     --       Restated and Amended Articles of Incorporation of the
                  Registrant dated as of April 8, 1993 (incorporated by reference to Exhibit 3.1 to Registrant's Registration
                  Statement on Form S-1, as amended (File No. 33-60962)).

 3.2     --       Amended Bylaws of the Registrant dated as of April 7, 1993
                  (incorporated by reference to Exhibit 3.2 to Registrant's
                  Registration Statement on Form S-1, as amended (File No.
                  33-60962)).

 4.1     --       Loan and Security Agreement (the "Loan and Security
                  Agreement") dated as of February 24, 1994 between the the Registration and Wachovia Bank of Georgia, N.A.
                  and Master Note between the Registrant payable to Wachovia
                  Bank of Georgia, N.A. as of February 24, 1994 (incorporated by reference to Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1994).

4.2      --       Letter of Extension, dated November 9, 1994, of Loan and
                  Security Agreement and First Amendment to the Loan and
                  Security Agreement, dated January 4, 1995.

4.3      --       Form of Note Purchase Agreement between the Company, Sun Life
                  Insurance Company of America, The Equitable Private Income and Equity Partnership II, L.P., The Life Insurance Company of Virginia and Protective Life Insurance Company
                  (incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1, as amended
                  (File No. 33-60962)).

10.1     --       Rhodes, Inc. Employees' Savings Plan (incorporated by
                  reference to Exhibit 10.6 to Registrant's Annual Report on
                  Form 10-K for the year ended February 28, 1986).

10.2     --       Form of Exchange Agreement by and between Rhodes, Inc. and
                  Green Capital Investors, L.P. (incorporated by reference to
                  Exhibit 10.9 to Registrant's Registration Statement on Form
                  S-1, as amended (File No. 33-60962)).

10.3     --       Rhodes, Inc. 1991 Stock Option Plan (incorporated by
                  reference to Exhibit 10.35 to Registrant's Annual Report on
                  Form 10-K for the year ended February 28, 1991).

10.4     --       Master Note by RHD Holdings Corp. (predecessor to the
                  Registrant) payable to Green Capital Investors, L.P., dated as of December 15, 1989 (incorporated by reference to Exhibit
                  10.37 to Registrant's Annual Report on Form 10-K for the year ended February 28, 1991).

10.5     --       First Amendment to Master Note by RHD Holdings Corp.
                  (incorporated by reference to Exhibit 10.14 to Registrant's
                  Registration Statement on Form S-1, as amended (File No.
                  33-60962)).

EXHIBIT
NUMBER            DESCRIPTION
- ------            -----------

10.6     --       Policy issued by Life Insurance Company of North America,
                  dated March 1, 1989 covering the Rhodes, Inc. Employee
                  Disability Plan (incorporated by reference to Exhibit 10.38 to Registrant's Annual Report on Form 10-K for the year ended
                  February 28, 1991).

10.7     --       Form of Compensation (changes and controls) Agreement
                  between Irwin L. Lowenstein and Rhodes, Inc.

10.8     --       Merchant Agreement by and between Beneficial National Bank
                  USA and Rhodes, Inc., dated as of May 15, 1992 (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the year ended February 29, 1992).

10.9     --       Form of Option Agreement between the Registrant and James V.
                  Napier (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, as amended
                  (File No. 33-60962))

10.10    --       Form of Option Agreement between the Registrant and Don L.
                  Chapman (incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1, as amended
                  (File No. 33-60962))

11       --       Rhodes, Inc. Computation of Net Income Per Share

21       --       List of subsidiaries of the Registrant (incorporated by
                  reference to Exhibit 22 to Registrant's Registration
                  Statement on Form S-1, as amended (File No. 33-60962))

23(a)    --       Consent of Independent Public Accountants

27       --       Financial Data Schedule (for SEC use only)

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           RHODES, INC.

                                           By: /s/  JOEL H. DUGAN
                                               ------------------
                                                    Joel H. Dugan
                                                    Senior Vice President,
                                                    Finance and Administration
                                                    Date: May 25, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

PRINCIPAL EXECUTIVE OFFICER:

/s/  IRWIN L. LOWENSTEIN
- ----------------------------
Irwin L. Lowenstein
Chairman of the Board and
Chief Executive Officer
Date: May 25, 1995


PRINCIPAL OPERATING OFFICER:

/s/  JOEL T. LANHAM
- ----------------------------
Joel T. Lanham
President and
Chief Operating Officer
Date: May 25, 1995

PRINCIPAL FINANCIAL OFFICER:

/s/  JOEL H. DUGAN
- ----------------------------
Joel H. Dugan
Senior Vice President,
Finance and Administration
Date: May 25, 1995

PRINCIPAL ACCOUNTING OFFICER:

/s/  BARBARA SNOW
- ----------------------------
Barbara Snow
Vice President and
Corporate Controller
Date: May 25, 1995


DIRECTORS:

/s/  IRWIN L. LOWENSTEIN
- ----------------------------
Irwin L. Lowenstein
Date: May 25, 1995

/s/  HOLCOMBE T. GREEN, JR.
- ----------------------------
Holcombe T. Green, Jr.
Date: May 25, 1995

/s/  JAMES R. KUSE
- ----------------------------
James R. Kuse
Date: May 25, 1995

/s/  JAMES V. NAPIER
- ----------------------------
James V. Napier
Date: May 25, 1995

/s/  DON L. CHAPMAN
- ----------------------------
Don L. Chapman
Date: May 25, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND
THE SHAREHOLDERS OF RHODES, INC.


         We have audited the accompanying consolidated balance sheets of Rhodes, Inc. (a Georgia corporation) and subsidiaries as of February 28, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 28, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhodes, Inc. and subsidiaries as of February 28, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended February 28, 1995 in conformity with generally accepted accounting principles.





                                                         ARTHUR ANDERSEN LLP




Atlanta, Georgia
April 21, 1995

                         RHODES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                                               FEBRUARY 28,    FEBRUARY 28,
                                   ASSETS                                          1995            1994
- -----------------------------------------------------------------------------  ------------    ------------
CURRENT ASSETS:
  Cash                                                                         $      3,268    $        235
  Accounts receivable                                                                 3,398           2,073
  Inventories at LIFO cost                                                           54,386          48,187
  Prepaid expenses and other                                                          5,356           4,375
  Deferred tax assets                                                                   861           2,941
                                                                               ------------    ------------
      Total Current Assets                                                           67,269          57,811
                                                                               ------------    ------------
PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and
  amortization of $34,007 at February 28, 1995 and $29,805 at February 28, 1994      55,142          48,027
                                                                               ------------    ------------
CAPITALIZED REAL ESTATE LEASES, at cost, less accumulated amortization
  of $4,882 at February 28, 1995 and $4,125 at February 28, 1994                      7,062           7,819
                                                                               ------------    ------------
INTANGIBLE ASSETS, net
  Goodwill                                                                           60,319          62,116
  Favorable leases                                                                    3,825           4,797
  Other intangibles                                                                   2,387           2,638
                                                                               ------------    ------------
      Total Intangible Assets                                                        66,531          69,551
                                                                               ------------    ------------
OTHER ASSETS                                                                          2,406           2,396
                                                                               ------------    ------------
      TOTAL ASSETS                                                             $    198,410    $    185,604
                                                                               ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
- -----------------------------------------------------------------------------
CURRENT LIABILITIES:
  Notes and loans payable                                                      $       ---     $      2,471
  Current maturities of long-term debt and capital lease obligations                    967           1,308
  Accounts payable                                                                   35,403          27,753
  Accrued interest                                                                      781             759
  Accrued liabilities                                                                19,374          15,862
  Deferred income                                                                     9,795           8,732
  Current portion deferred gain--sale/leasebacks                                        318             318
  Current income taxes payable                                                          460            ---
                                                                               ------------    ------------
      Total Current Liabilities                                                      67,098          57,203
                                                                               ------------    ------------
DEFERRED INCOME TAXES                                                                 7,070           8,415
                                                                               ------------    ------------
LONG-TERM DEBT, less current maturities                                              40,000          42,046
                                                                               ------------    ------------
OBLIGATIONS UNDER CAPITAL LEASES                                                     14,035          15,006
                                                                               ------------    ------------
DEFERRED GAIN--SALE/LEASEBACKS                                                        2,707           3,025
                                                                               ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
  Common Stock, no par value, 20,000 shares authorized and
  9,463 and 9,777shares outstanding at February 28, 1995 and 1994                      ---             ---
  Paid-in Capital                                                                   103,179         107,107
  Accumulated deficit                                                               (35,679)        (47,198)
                                                                               ------------    ------------
      Total Shareholders' Equity                                                     67,500          59,909
                                                                               ------------    ------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $    198,410    $    185,604
                                                                               ============    ============

The accompanying notes are an integral part of these consolidated balance sheets.

                         RHODES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                   YEARS ENDED
                                                                   --------------------------------------------
                                                                   FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,
                                                                       1995            1994            1993
                                                                   ------------    ------------    ------------
NET SALES                                                          $    361,238    $    325,255    $    286,527
COST OF GOODS SOLD                                                      185,995         168,425         150,344
                                                                   ------------    ------------    ------------
GROSS PROFIT                                                            175,243         156,830         136,183
                                                                   ------------    ------------    ------------

FINANCE CHARGES AND INSURANCE COMMISSIONS                                 4,935           4,892          13,853
                                                                   ------------    ------------    ------------

OPERATING EXPENSES:
  Selling                                                                57,720          51,865          47,793
  General and administrative                                             93,391          84,404          81,432
  Provision for credit losses                                               164             213           4,803
  Amortization of intangibles                                             3,074           3,132           3,253
  Other expense (income), net                                               197               8            (575)
                                                                   ------------    ------------    ------------
                                                                        154,546         139,622         136,706
                                                                   ------------    ------------    ------------

OPERATING INCOME                                                         25,632          22,100          13,330
  Interest expense, net                                                   6,109          11,545          24,306
                                                                   ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES AND EXTRAORDINARY ITEM                 19,523          10,555         (10,976)
PROVISION (BENEFIT) FOR INCOME TAXES                                      8,004           4,508          (1,145)
                                                                   ------------    ------------    ------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                              11,519           6,047          (9,831)
EXTRAORDINARY ITEM-EARLY RETIREMENT OF DEBT,
  NET OF INCOME TAX EFFECT (NOTE 11)                                       ---           (2,727)           ---
                                                                   ------------    ------------    ------------

NET INCOME (LOSS)                                                  $     11,519    $      3,320    $     (9,831)
                                                                   ------------    ------------    ------------

NET INCOME (LOSS) PER SHARE OF COMMON STOCK BEFORE
  EXTRAORDINARY ITEM                                               $       1.18    $       0.83    $      (6.68)
EXTRAORDINARY ITEM PER SHARE OF COMMON STOCK                               ---            (0.38)           ---
                                                                   ------------    ------------    ------------

NET INCOME (LOSS) PER SHARE                                        $       1.18    $       0.45    $      (6.68)
                                                                   ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING             9,760           7,302           1,472
                                                                   ============    ============    ============

PRO FORMA NET INCOME (LOSS) PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM (UNAUDITED) (NOTE 1)                                          $       0.92    $       0.30
                                                                                   ============    ============

PRO FORMA WEIGHTED AVERAGE SHARES                                                         9,901           9,781
                                                                                   ============    ============

The accompanying notes are an integral part of these consolidated statements.

                         RHODES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)



                                                     CLASS  A
                                                  PREFERRED STOCK,                                              TOTAL
                                                    CUMULATIVE       COMMON                                  SHAREHOLDERS'
                                                    DIVIDENDS,       STOCK,        PAID-IN     ACCUMULATED      EQUITY
                                                   NO PAR VALUE   NO PAR VALUE     CAPITAL       DEFICIT      (DEFICIT)
                                                   ------------   ------------   ----------    -----------   ------------
BALANCE, February 29, 1992                         $     10,000    $     ---     $   16,614    $  (40,687)   $  (14,073)
  Net loss                                                 ---           ---           ---         (9,831)       (9,831)
  Accrual of cumulative dividends on
    Series A Preferred Stock                              4,181          ---         (4,181)         ---           ---
  Issuance of common stock, from
    exercise of stock options                              ---           ---             54          ---             54
                                                   ------------    ----------    ----------    ----------    ----------
BALANCE, February 28, 1993                               14,181          ---         12,487       (50,518)      (23,850)
  Net income                                               ---           ---           ---          3,320         3,320
  Accrual of cumulative dividends on
    Series A Preferred Stock                                479          ---           (479)         ---           ---
  Issuance of common stock, net of
    issuance expenses (Note 9)                             ---           ---         45,499          ---         45,499
  Exchange of long-term debt for Common Stock              ---           ---         34,309          ---         34,309
  Exchange of preferred stock and accumulated
    dividends for Common stock                          (14,660)         ---         14,660          ---           ---
  Issuance of common stock, from
    exercise of stock options                              ---           ---            631          ---            631
                                                   ------------    ----------    ----------    ----------    ----------
BALANCE, February 28, 1994                                 ---           ---        107,107       (47,198)       59,909
  Net income                                               ---           ---           ---         11,519        11,519
  Registration expenses incurrred in
    secondary offering                                     ---           ---           (262)         ---           (262)
  Repurchase of Common stock                               ---           ---         (3,684)         ---         (3,684)
  Issuance of common stock, from
    exercise of stock options                              ---           ---             18          ---             18
                                                   ------------    ----------    ----------    ----------    ----------
BALANCE, February 28, 1995                         $       ---     $     ---     $  103,179    $  (35,679)   $   67,500
                                                   ============    ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated statements.

                         RHODES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                            YEARS ENDED
                                                                            -----------------------------------------------
                                                                            FEBRUARY 28,    FEBRUARY 28,      FEBRUARY 28,
                                                                                1995            1994              1993
                                                                            ------------    ------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                         $     11,519    $      3,320    $        (9,831)
Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
  Extraordinary item-early retirement of debt                                       ---            3,527               ---
  Depreciation and amortization                                                    6,722           6,399              6,464
  Change in deferred income taxes                                                    735           2,373             (1,145)
  Amortization of intangibles                                                      3,074           3,132              3,253
  Noncash interest expense                                                          ---            2,626              6,653
  Amortization of gain-sale/leasebacks                                              (318)           (318)              (318)
  Write-off of intangible assets                                                    ---             ---                 297
  Changes in current assets and liabilities:
    Receivables, net                                                              (1,325)            840            169,305
    Inventories                                                                   (6,199)        (10,861)             1,159
    Prepaid expenses and other                                                      (981)           (223)              (830)
    Accounts payable and accrued liabilities                                      11,644           8,206             (6,213)
    Deferred income on warranties and undelivered sales                            1,063             423              3,512
                                                                            ------------    ------------    ---------------
      Net cash provided by operating activities                                   25,934          19,444            172,306
                                                                            ------------    ------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Retirements of property and equipment, net                                       1,079              97                327
  Additions to property and equipment                                            (14,101)         (6,860)            (3,405)
  Additions to intangible assets                                                     (54)         (1,407)              ---
  Increase in other assets                                                           (68)         (1,511)              (493)
                                                                            ------------    ------------    ---------------
      Net cash used in investing activities                                      (13,144)         (9,681)            (3,571)
                                                                            ------------    ------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short-term debt, net                                               (2,471)         (4,976)          (163,506)
  Repayment of long-term debt                                                     (2,568)        (88,363)            (5,006)
  (Decrease) increase in obligations under capital leases                           (790)            147               (256)
  Prepayment penalty for early retirement of debt                                   ---           (2,624)              ---
  Proceeds from the Senior Secured Financing                                        ---           40,000               ---
  Expenses incurred for stock registration                                          (262)           ---                ---
  Repurchase of stock                                                             (3,684)           ---                ---
  Proceeds from sale of stock                                                       ---           45,499               ---
  Exercise of stock options                                                           18             631                 54
                                                                            ------------    ------------    ---------------
      Net cash (used in) financing activities                                     (9,757)         (9,686)          (168,714)
                                                                            ------------    ------------    ---------------

INCREASE IN CASH                                                                   3,033              77                 21
CASH AT BEGINNING OF YEAR                                                            235             158                137
                                                                            ------------    ------------    ---------------
CASH AT END OF YEAR                                                         $      3,268    $        235    $           158
                                                                            ============    ============    ===============

SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest                                                                  $      6,109    $      8,919    $        17,652
                                                                            ============    ============    ===============
  Income taxes                                                              $      6,689    $      1,320    $           105
                                                                            ============    ============    ===============

SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Reduction of long-term debt in stock for debt exchange                    $       ---     $     34,309    $          ---
                                                                            ============    ============    ===============
  Exchange of preferred stock and accumulated dividends for Common Stock    $       ---     $     14,660    $          ---
                                                                            ============    ============    ===============

The accompanying notes are an integral part of these consolidated statements.

                         RHODES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        FEBRUARY 28, 1995, 1994 AND 1993

1.       STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

         INTRODUCTION

         On September 20, 1988, Rhodes Acquisition Corp., a wholly owned subsidiary of RHD Holdings Corp. ("RHD Holdings" or "RHD"), was merged with and into Rhodes, Inc. ("Rhodes" or the "Company"), in which merger (the "Acquisition") Rhodes was the surviving corporation. As a result of the Acquisition, Rhodes became a wholly owned subsidiary of RHD Holdings. For financial statement purposes, the Acquisition was accounted for by the purchase method of accounting effective September 21, 1988. Upon approval by the board of directors of the Company and RHD Holdings on June 11, 1991, the Company and RHD Holdings entered into an Agreement and Plan of Merger, which provided for the merger of RHD Holdings with and into the Company.
Rhodes was the surviving corporation in the 1991 Merger.

         INITIAL PUBLIC OFFERING

         In April 1993, the Company's board of directors approved a plan of recapitalization (the "Recapitalization") whereby it would offer a certain number of shares of Common Stock for sale to the public (the "Offering") and Green Capital Investors, L.P. ("Green Capital") would exchange its Class A Preferred Stock (including accumulated, unpaid dividends) and Junior Discount Subordinated Redeemable Debentures Due 2000 for Common Stock of the Company (the "Exchange"), at an exchange price equal to the stock price in an initial public offering. The Company effected a 1.8-for-1 stock split of the Company's Common Stock prior to the Offering. As a part of the Recapitalization, the Company also refinanced and repaid certain of its outstanding debt.

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

         BASIS OF PRESENTATION

         The consolidated financial statements of Rhodes include the accounts of the Company and all subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         RECLASSIFICATION

         Certain reclassifications of prior years' amounts have been made to conform with the current year's presentation.

         BUSINESS SEGMENT

         The Company has one business segment consisting of the retail sale of home furnishings.

         INSTALLMENT RECEIVABLES AND REVENUE RECOGNITION

         All merchandise sales are recorded upon delivery of furniture. As a result of the Receivables Sale (see Note 10), accounts receivable consists primarily of miscellaneous receivables from customers and amounts awaiting funding.

         Finance commissions following the sale of installment receivables are recognized for the sale of certain installment contracts to Beneficial National Bank USA ("BNB") (see Note 10). Finance charge income previously earned by the Company on installment receivables is no longer earned following the Receivables Sale.

         The Company offers credit insurance coverage through third parties in connection with its furniture sales and earns monthly commissions.

         INVENTORIES

         Inventories are stated at the lower of cost (last in, first out method
- -- LIFO) or market.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments are stated at their fair value in the accompanying financial statements at February 28, 1994; at February 28, 1995 the Company's financial instruments are stated at their fair value with the exception of long-term debt (see Note 3).

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

         Property and equipment are summarized as follows:

                                                    FEBRUARY 28,     FEBRUARY 28,
                                                        1995             1994
                                                    -----------      -----------
                                                           (IN THOUSANDS)
Land                                                 $   8,416        $   8,313
Buildings                                               30,045           30,899
Leasehold improvements, equipment
         and other                                      50,688           38,620
                                                     ---------        ---------
                                                        89,149           77,832
Less accumulated depreciation
         and amortization                              (34,007)         (29,805)
                                                     ---------        ---------
                                                     $  55,142        $  48,027
                                                     =========        =========

         Capitalized real estate leases are summarized as follows:

                                                FEBRUARY 28,         FEBRUARY 28,
                                                    1995                1994
                                                -----------          -----------
                                                         (IN THOUSANDS)
Land                                             $  2,267              $  2,267
Buildings                                           9,677                 9,677
                                                 --------              --------
                                                   11,944                11,944
Less accumulated amortization                      (4,882)               (4,125)
                                                 --------              --------
                                                 $  7,062              $  7,819
                                                 ========              ========


         INTANGIBLE ASSETS

         Goodwill represents the excess of the purchase price over identifiable assets acquired at the time of the Acquisition and is being amortized on a straight-line basis over 40 years. Amortization expense for goodwill totaled $1,798,000 for fiscal 1995, 1994, and 1993. Accumulated amortization for goodwill totaled $11,590,000 and $9,792,000 as of February 28, 1995 and 1994, respectively. Subsequent to the Acquisition, the Company continually evaluates whether events and circumstances have occurred which would indicate the remaining estimated useful life of goodwill may warrant revision. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

         Favorable leases represent the difference between market rates and contract rates of store leases as of the time of the Acquisition and are being amortized over the remaining terms of the leases. Amortization expense for favorable leases totaled $953,000, $1,091,000 and $1,149,000 for fiscal 1995, 1994, and 1993, respectively. Accumulated amortization for favorable leases totaled $7,646,000 and $6,752,000 as of February 28, 1995 and 1994,
respectively.

         Other intangibles include deferred loan costs incurred in connection with the Acquisition and subsequent refinancing, which are being amortized over the terms of the applicable debt. Amortization expense for these items (exclusive of the fiscal 1994 write-off of loan costs related to the Recapitalization (see Note 11)) for fiscal 1995, 1994, and 1993, totaled approximately $323,000, $190,000 and $306,000, respectively. Accumulated amortization for deferred loan costs totaled $690,000 and $367,000 as of February 28, 1995 and 1994, respectively.

         WARRANTY CONTRACTS

         The Company markets extended warranty contracts to its customers on certain merchandise at the time of the initial sale. Extended warranty contract revenue is deferred and recognized over the contract period on a straight-line or other reasonable basis. The Company is recognizing such income based on its historical data on service and repair claims. Historical data on service and repair claims is updated periodically and the income recognition on warranties is adjusted accordingly. As a result, net warranty sales of $1,878,000, $1,587,000, and $1,272,000 less net direct expenses of $413,000, $349,000, and
$280,000, respectively, were deferred to future periods in fiscal 1995, 1994, and 1993, respectively.

         EARNINGS PER SHARE

         The historical net income (loss) per common share is calculated by dividing net income (loss) applicable to Common Stock by the weighted average shares of Common Stock outstanding. All stock options were antidilutive for earnings per share calculations for fiscal 1995, fiscal 1994 and fiscal 1993.

         Unaudited pro forma earnings per share in the consolidated statement of operations are presented on a pro forma basis assuming the Recapitalization and the Receivables Sale had taken place at the beginning of the periods for February 28, 1994 and 1993.

2.       FEDERAL AND STATE INCOME TAXES

         The Company follows Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the determination of deferred income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized.

         The components of the net deferred tax liability are as follows:

                                                    FEBRUARY 28,     FEBRUARY 28,
                                                        1995             1994
                                                    -----------      -----------
                                                           (IN THOUSANDS)
         Total deferred tax liabilities               $ 16,403         $ 17,488
         Total deferred tax assets                     (13,124)         (14,944)
         Valuation allowance                             2,930            2,930
                                                      --------         --------
         Net deferred tax liabilities                 $  6,209         $  5,474
                                                      ========         ========

         The net deferred tax liabilities are classified on the Company's balance sheets as follows:

                                                    FEBRUARY 28,     FEBRUARY 28,
                                                        1995             1994
                                                    -----------      -----------
                                                           (IN THOUSANDS)
         Net current deferred tax assets              $  (861)         $(2,941)
         Net non-current deferred income taxes          7,070            8,415
                                                      -------          -------
         Net deferred tax liabilities                 $ 6,209          $ 5,474
                                                      =======          =======

         The sources of the difference between the financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows:

                                                         FEBRUARY 28,   FEBRUARY 28,
                                                            1995           1994
                                                         -----------    -----------
                                                               (IN THOUSANDS)
DEFERRED TAX LIABILITIES:
         Stepped-up basis in fixed assets                 $  6,263      $  6,854
         Favorable leases                                    1,492         1,871
         Acquisition costs                                   1,340         1,663
         Depreciation                                        3,108         2,822
         Inventories                                         3,491         3,429
         Other                                                 709           849
                                                          --------      --------
                                                          $ 16,403      $ 17,488
                                                          ========      ========


                                                         FEBRUARY 28,   FEBRUARY 28,
                                                            1995           1994
                                                         -----------    -----------
                                                               (IN THOUSANDS)
DEFERRED TAX ASSETS:
         Capitalized leases                                $  2,763     $  2,690
         Gain--Sale/leaseback                                 1,056        1,180
         Gain on property disposals                           1,395        1,175
         Deferred rent                                          692          730
         Accrued expenses                                     1,792        1,453
         Deferred revenues                                    2,049        2,059
         Uniform inventory cost capitalization                  848          764
         Net operating loss carryforwards                     2,404        4,674
         Other                                                  125          219
                                                           --------     --------
                                                           $ 13,124     $ 14,944
                                                           ========     ========

         The Company has established a valuation allowance of $2.9 million as of February 28, 1995 and 1994 because of the uncertainty regarding the realizability of certain deferred tax assets.

         The consolidated provision (benefit) for income taxes before extraordinary item consists of the following:

                                   YEAR ENDED        YEAR ENDED        YEAR ENDED
                                  FEBRUARY 28,      FEBRUARY 28,      FEBRUARY 28,
                                      1995             1994              1993
                                  -----------       -----------       -----------
         Current                    $  7,269         $  1,335          $     --
         Deferred                        735            3,173            (1,145)
                                    --------         --------          --------
                                    $  8,004         $  4,508          $ (1,145)
                                    ========         ========          ========

         The tax provision (benefit) differed from the amounts resulting from multiplying the income (loss) before income taxes and extraordinary item by the statutory federal income tax rates. The reasons for these differences were as follows:

                                         YEAR ENDED     YEAR ENDED     YEAR ENDED
                                        FEBRUARY 28,   FEBRUARY 28,   FEBRUARY 28,
                                           1995           1994            1993
                                        -----------    -----------    -----------
Federal income tax
   provision (benefit)
   at statutory rates                    $  6,833       $  3,694       $ (3,732)
State income tax
   provision (benefit),
   net of federal income
   tax provision (benefit)                    780            422           (439)
Amortization of intangible
   assets not deductible
   for tax purposes                           701            717            698
Limitation on recognition
   of tax benefit                              --             --          1,534
Increase in net deferred
   tax liabilities from
   fiscal 1994 tax rate
   change                                      --             31             --
Other                                        (310)          (356)           794
                                         --------       --------       --------
                                         $  8,004       $  4,508       $ (1,145)
                                         ========       ========       ========

         As of February 28, 1995, the Company had net operating losses available to be carried forward or carried back of approximately $6,200,000, which expire beginning in the year 2006.

3.       LONG-TERM DEBT

                                                        FEBRUARY 28,  FEBRUARY 28,
                                                           1995          1994
                                                        -----------   -----------
                                                             (IN THOUSANDS)
Senior Secured Notes:
         Tranche A, 9%, due June 15, 1999                $ 30,000      $ 30,000
         Tranche B, 10%, due June 15, 2000                 10,000        10,000

Mortgage Note Payable at 10% interest
  with interest only payable until
  September 1, 1992 and principal
  payments in quarterly installments
  of $125,000 beginning
  September 1, 1992                                            --         2,395

Other, with interest rates from
  5.5% to 12% due in installments
  to May 2001                                                  --           167
                                                         --------      --------
                                                           40,000        42,562
Less current portion                                           --          (516)
                                                         --------      --------
                                                         $ 40,000      $ 42,046
                                                         ========      ========

         The aggregate annual payments required for the above notes during each of the next five fiscal years are as follows:

                                                         (IN THOUSANDS)
                    1996                                     $    0
                    1997                                     $7,500
                    1998                                     $7,500
                    1999                                     $7,500
                    2000                                     $7,500

         FAIR VALUE OF DEBT

         In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Investments," the fair value of short-term debt is estimated to be its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The estimated fair value of long-term debt at February 28, 1995 was approximately $41,300,000 and at February 28, 1994 the estimated fair value of long-term debt was equal to the carrying amount included in the accompanying balance sheet.

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

         On November 20, 1991, the Company signed an agreement of renewal and extension of the 10% mortgage note. The new repayment terms called for 24 consecutive quarterly installments in the amount of $125,000 payable beginning September 1, 1992 and a final payment of $145,000 due September 1, 1998. The note was secured by property having an original cost of $3,700,000. The 10% mortgage note was prepaid in full on July 22, 1994.

         The terms of the revolving loan (see Note 8) and the Senior Secured Notes impose restrictions that affect, among other things, the Company's ability to (i) incur certain additional indebtedness, (ii) create liens on assets, (iii) sell assets, (iv) engage in mergers or consolidations, (v) make investments, (vi) pay dividends and make distributions, and (vii) engage in certain transactions with affiliates and subsidiaries. The revolving loan and the Senior Secured Notes also require the Company to comply with certain specified financial ratios and tests. The Company was in compliance with the restrictive covenants at February 28, 1995.

4.       INVENTORIES

         The Company uses the LIFO method for valuing inventories in order to more closely match current costs with related revenue. Under this method, current costs are charged to cost of sales through application of Department Store Price Indices published by the Bureau of Labor Statistics. If LIFO inventories were valued at current costs, the inventory amounts would have been $2,383,000 and $1,282,000 higher than those reported as of February 28, 1995 and 1994, respectively.

         As discussed in Note 8, the Company has a revolving loan with a bank, which is secured by a priority lien on the Company's inventories.

5.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases certain store locations under operating lease agreements with various expiration dates through 2023. Rentals under all store leases were approximately $11,901,000, $10,464,000, and $9,651,000 for fiscal 1995, 1994, and 1993, respectively. As of February 28, 1995, the minimum obligations under lease commitments with original terms beyond one year are as follows:

                      1996                       $ 13,325
                      1997                         14,075
                      1998                         12,849
                      1999                         11,675
                      2000                         10,593
                      After 2000                   90,083
                                                 --------
                                                 $152,600
                                                 ========

         Certain of the leases above are renewable at the Company's option, and some contain clauses requiring payment of contingent rentals based upon sales in excess of specified amounts. Contingent rental amounts based on sales are immaterial.

         CONTINGENCIES

         On April 17, 1995, several individuals, as members of a purported plaintiff class of customers, filed suit in the Circuit Court of Jefferson County, Alabama against the Company and certain other defendants alleging improper practices relating to extended warranty contracts. In their prayer for relief, the plaintiffs seek damages equal to all principal and finance charges under the credit agreements in question, a judgment voiding the credit agreements, injunctive relief, the reimbursement of all costs associated with the action, other compensatory damages and unspecified punitive damages. The Company believes that its practices with respect to extended service contracts comply with Alabama law and it intends to vigorously defend this action.

         The Company is subject to claims and lawsuits arising in the normal course of business. It is the opinion of management that any such claims will not have a material adverse effect on the financial position or results of operations of the Company.

         The Company has a compensation (change in control) agreement with its Chairman and Chief Executive Officer. Under such agreement, severance payments and benefits would become payable under certain events, such as change of control (as defined) of the Company. The maximum contingent liability of the Company at February 28, 1995 is approximately $3 million.

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

         The following is a schedule by fiscal year of the future minimum lease payments on these leases together with the present value of net minimum lease payments as of February 28, 1995:

1996                                                                    $ 2,732
1997                                                                      2,699
1998                                                                      2,691
1999                                                                      2,602
2000                                                                      2,630
After 2000                                                               12,502
Total minimum lease payments                                             25,856
Less amount representing interest at rates of 11.89% to 12.83%           10,854
                                                                        -------
Present value of total minimum obligation                                15,002
Less current portion                                                        967
                                                                        -------
Long-term obligations under capital leases                              $14,035
                                                                        =======


7.       EMPLOYEE BENEFIT PLANS

         The Company has a defined benefit pension plan covering substantially all employees. The Company's policy is to fund amounts necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.

         The pension cost for the defined benefit plan for fiscal 1995, 1994, and 1993 includes the following components:

                                     YEAR ENDED      YEAR ENDED      YEAR ENDED
                                    FEBRUARY 28,    FEBRUARY 28,    FEBRUARY 28,
                                        1995           1994             1993
                                    -----------     -----------     -----------
Service cost for benefits
  earned during the period          $   502,000     $   660,000     $   568,000
Interest cost on projected
  benefit obligation                    857,000         916,000         865,000
Actual return on assets                 467,000        (786,000)       (214,000)
Net amortization and
  deferral                           (1,596,000)       (390,000)     (1,002,000)
                                    -----------     -----------     -----------
Net pension expense for
  period                            $   230,000     $   400,000     $   217,000
                                    ===========     ===========     ===========

         The funded status of the defined benefit plan as of February 28, 1995 and February 28, 1994 is as follows:

                                                  YEAR ENDED        YEAR ENDED
                                                 FEBRUARY 28,      FEBRUARY 28,
                                                     1995              1994
                                                 ------------      ------------
Actuarial present value of:
  Vested benefits                                $  9,428,000      $  9,533,000
  Nonvested benefits                                  297,000           305,000
                                                 ------------      ------------
Accumulated benefit obligation                      9,725,000         9,838,000
Effect of projected future
  compensation levels                                 675,000         1,068,000
Projected benefit obligation                       10,400,000        10,906,000
Plan assets at fair value                         (10,451,000)      (11,507,000)
Plan assets in excess of projected
  benefit obligation                                   51,000           601,000
Unrecognized prior service cost                        70,000           (15,000)
Unrecognized net gain                                (961,000)         (998,000)
Unrecognized net asset from
  initial application of SFAS No. 87               (1,650,000)       (1,846,000)
                                                 ------------      ------------
Pension liability recognized in the
  balance sheet                                  $ (2,490,000)     $ (2,258,000)
                                                 ============      ============


         The projected benefit obligation was calculated using an 8.75% and 8.0% assumed discount rate as of February 28, 1995 and 1994, respectively, and an assumed long-term compensation increase rate of 4.9% in fiscal 1995 and fiscal 1994. Pension expense was determined using an 8% and 9% assumed long-term rate of return on plan assets for the years ended February 28, 1995 and 1994, respectively. At February 28, 1995, plan assets consisted primarily of equity securities (54%), fixed income securities (29%) and money market instruments (17%).

         The Company has an employees' savings plan. Under the provisions of this plan, the Company will match 50% of employee contributions which are limited to a maximum of 6% of pay. The Company's savings plan expense was $400,000, $345,000 and $365,000 in fiscal 1995, 1994 and 1993, respectively.

         Prior to the consummation of the Acquisition, the board of directors and stockholders of RHD Holdings adopted a non-qualified restricted stock option plan (the "Stock Option Plan") which provided for the granting of options to officers and key employees of RHD Holdings and its subsidiaries to acquire an aggregate of up to 300,000 shares of RHD Holdings' common stock at an exercise price of not less than $0.01 per share. Upon consummation of the 1991 Merger, all options outstanding under the Stock Option Plan (options to purchase 284,800 shares of RHD common stock (the "Plan Options")), along with options to purchase an aggregate of 23,095 shares of RHD common stock granted outside the Stock Option Plan (the "Substitution Options"; the Substitution Options and the Plan Options are referred to collectively as the "Options") at an exercise price of $0.08 per share, were assumed by the Company and converted into options to purchase an adjusted amount of 53,702 shares of Common Stock at an exercise price of $0.04 per share. No additional options may be granted under the Stock Option Plan. An expense in the amount of $150,000, net of canceled options, is recorded for the accretion of the value of these Plan Options in each year over the five-year period during which they become exercisable. All options under the Stock Option Plan were exercised during fiscal 1994.

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

         As of February 28, 1995, a maximum of 700,000 shares of Common Stock may be issued under the 1991 Stock Option Plan. The Plan allows for the grant of either qualified incentive stock options ("ISO", as defined by the Internal Revenue Code) or non-qualified options ("Non-ISO"). At February 28, 1995, options to acquire 694,000 shares of common stock were outstanding under the 1991 Stock Option Plan.

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

         Also, options to purchase an additional 15,000 shares of Common Stock have been granted to certain directors of the Company.

         The following table details the Company's stock option activity for the past three fiscal years:

                                                           OPTIONS       OPTION PRICES
                                                           -------       -------------
Options outstanding at February 29, 1992                    68,703        $        .04
  Options Granted                                               --                  --
  Options Exercised                                         (7,126)       $        .04
  Options Cancelled or Terminated                           (7,875)       $        .04
                                                          --------        ------------

Options outstanding at February 28, 1993                    53,702        $        .04
  Options Granted                                          660,000        $12.00-18.25
  Options Exercised                                        (53,702)       $        .04
                                                          --------        ------------
Options outstanding at February 28, 1994                   660,000        $12.00-18.25
  Options Granted                                           71,000        $11.88-16.00
  Options Exercised                                         (1,500)       $      12.00
  Options Canceled or Terminated                           (20,500)       $12.00-18.25
                                                          --------        ------------


Options outstanding at February 28, 1995                   709,000        $11.88-18.25
                                                          ========        ============
Options exercisable at February 28, 1995                   231,000        $12.00-18.25
                                                          ========        ============

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

         On February 24, 1994, the Company cancelled its revolving credit facility with SPBC and entered into a revolving credit agreement ("Revolving Credit Agreement") with Wachovia Bank of Georgia, N.A. (the "Senior Lender"). The maximum availability of funds under the Revolving Credit Agreement is the lesser of $30 million or 50% of eligible inventory. The Revolving Credit Agreement is secured by substantially all of the inventory of the Company. Loans outstanding under the Revolving Credit Agreement generally will bear interest at one or two interest rate options selected by the Company: (i) Prime Rate + .5% per annum or (ii) a quoted LIBOR + 2.375% per annum for specified interest periods. The Company is required to pay a commitment fee of 0.375% per annum of the average daily unused portion of the Senior Lender's commitment under the Revolving Credit Agreement. The Revolving Credit Agreement was scheduled to terminate in February 1996, but has been extended to February 24, 1997. At February 28, 1995 the Company had no loans outstanding under the Revolving Credit Agreement. The amount available under the Revolving Credit Agreement at February 28, 1995 is $21,783,000.

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

         Included in interest expense for fiscal 1995, 1994, and 1993 is interest of $294,000, $506,000, and $2,796,000, respectively, related to short-term debt.

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

         In December, 1993, January, February, and December, 1994 and January, 1995, the Company had outstanding advances to Green Capital in varying amounts, with the largest principal amount outstanding at any time being $3.0 million. Interest accrued on outstanding principal at a rate of 8% or 10% per annum, and total interest paid by Green Capital to the Company for these advances was approximately $22,000. No advances were outstanding as of February 28, 1995 or 1994.

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

         For the period from July 1990 through the date of the Recapitalization, the Company had paid RHD Investors a monthly fee of $33,333 for management services, including financial and strategic planning. Prior to July 1990, the monthly management fee was $20,833. Although Holcombe T. Green, Jr., who through affiliates controls RHD Investors, personally devoted substantial efforts on the Company's behalf in his capacity as Chairman of the Board of the Company, Mr. Green received no directors' fees or other compensation from the Company. Payment of the monthly management fee terminated effective upon consummation of the Recapitalization. Upon Mr. Lowenstein becoming Chairman of the Board of Directors in July, 1994, Mr. Green began to receive the same remuneration as the other outside directors.

         On March 24, 1994 affiliates of Mr. Holcombe T. Green, Jr., Chairman of the Board and beneficial owner of 52.8% of the outstanding common stock of the Company, sold 2,240,494 shares in a secondary offering at $18.50 per share. Jackson National Life sold 248,880 shares in the same offering. Consummation of the sale reduced Mr. Green's beneficial ownership to 29.8%. No shares were sold by the Company in this offering. Upon consummation of the secondary offering, the Company became listed on the New York Stock Exchange.

10.      SALE OF INSTALLMENT RECEIVABLES PORTFOLIO

         On May 15, 1992, Rhodes and its wholly owned subsidiary, Rhodes Financial Services Corp. ("Rhodes Financial"), entered into a definitive agreement to sell to Beneficial National Bank USA all outstanding customer installment receivables in the approximate amount of $174,000,000 (the "Receivables Sale"). The Receivables Sale was completed on June 18, 1992 (the "Closing Date"). The Company also contracted to sell all future receivables for the next three years in an on-going merchant agreement ("Merchant Agreement") whereby BNB will provide Rhodes with its private label credit facility for future credit sales. This arrangement removed the need for Rhodes to fund that portion of the accounts receivable not financed by the commercial paper facility and eliminated the risks from credit losses and interest rate fluctuations on its accounts receivable portfolio. The Merchant Agreement is subject to early termination by BNB in the event of a bankruptcy filing by or against Rhodes or upon 30 days notice in the event of a material change in any law or regulation or in the operation, assets, condition (financial or otherwise), business or ownership of Rhodes. After the initial three-year term, the Merchant Agreement remains in effect unless terminated by either party on 180 days notice. BNB has no recourse against the Company for the accounts receivable acquired under the Receivables Sale or under the Merchant Agreement.

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

         The net proceeds of the Receivables Sale are set forth below:

                                                                     (IN THOUSANDS)
Proceeds from Receivables Sale and advances,
         net of contingency deposit                                    $ 174,312
Payments and expenses:
  Commercial paper                                                       139,695
  Deferred sales tax                                                       4,502
  Cash expenses                                                            3,740
                                                                       ---------
Net proceeds                                                           $  26,375
                                                                       =========

         The net proceeds were used to pay down the Company's existing lines of credit and to repay the outstanding balance of an industrial revenue bond.

         The effect of the Receivables Sale on fiscal 1993 loss before income taxes is set forth below:

                                                                     (IN THOUSANDS)
Proceeds from the Receivables Sale
         and advances, net of contingency deposit                      $ 174,312
Other advances--net of contingency deposit                                 4,262
Interest Earned                                                               44
                                                                       ---------
Net Receivables Sale Price                                               170,006
  Net book value of installment receivables
          sold                                                           165,468
  Expenses, including non-cash expenses                                    4,234
                                                                       ---------
Effect of Receivables Sale on loss before
         income taxes--gain                                            $     304
                                                                       =========

         Under its on-going Merchant Agreement with BNB, Rhodes continues to offer the Rhodes Credit Card on substantially the same terms to customers.

         The following provides the historical results of the Company's credit operations for the fiscal year 1993 before the Receivables Sale:

                                                                      YEAR ENDED
                                                                   FEBRUARY 28, 1993
                                                                   -----------------
Finance charge revenue                                                 $  9,033
Operating expenses:
  General and administration                                              3,814
  Provision for credit losses, net                                        4,563
  Amortization of intangibles                                                83
  Other (income) expense, net                                              (304)
                                                                       --------
Operating income                                                            877
  Interest expense, net                                                   2,312
                                                                       --------
Net income (loss) before income taxes                                    (1,435)
  Provision (benefit) for income taxes                                     (149)
                                                                       --------
Net income (loss)                                                      $ (1,286)
                                                                       ========

11.      EXTRAORDINARY ITEM

         During fiscal 1994, the Company expensed certain charges incurred principally in connection with the Recapitalization (see Note 1). These extraordinary items represent nonrecurring prepayment penalties of $2,624,000 for early retirement of debt and write-off of $903,000 in related deferred loan costs, less an income tax benefit of $800,000.

12.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table sets forth a summary of the quarterly unaudited results of operations for the years ended February 28, 1995 and 1994:

==================================================================================================================
                                          FISCAL 1995                                   FISCAL 1994
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)        (IN THOUSANDS, EXCEPT PER SHARE DATA)
- ------------------------------------------------------------------------------------------------------------------
        Total                 1st        2nd        3rd        4th        1st         2nd         3rd        4th
       Company                Qtr.       Qtr.       Qtr.       Qtr.       Qtr.        Qtr.        Qtr.       Qtr.
- ------------------------------------------------------------------------------------------------------------------
Net Sales                  $ 82,865   $ 88,809   $ 95,785   $ 93,779   $ 70,448    $ 82,560    $ 86,179   $ 86,068
- ------------------------------------------------------------------------------------------------------------------
Gross Profit               $ 41,267   $ 43,140   $ 45,801   $ 45,035   $ 34,218    $ 39,299    $ 41,920   $ 41,393
- ------------------------------------------------------------------------------------------------------------------
Income (loss) before       $  1,756   $  2,616   $  4,591   $  2,556   $ (1,160)   $  1,489    $  3,444   $  2,274
extraordinary item
- ------------------------------------------------------------------------------------------------------------------
Extraordinary item               --         --         --         --         --    $ (2,727)         --         --
- ------------------------------------------------------------------------------------------------------------------
Net income (loss)          $  1,756   $  2,616   $  4,591   $  2,556   $ (1,160)   $ (1,238)   $  3.444   $  2,274
- ------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE DATA:
- ------------------------------------------------------------------------------------------------------------------
Net income (loss) before   $   0.18   $   0.27   $   0.47   $   0.26   $  (0.79)   $   0.19    $   0.35   $   0.23
extraordinary item
- ------------------------------------------------------------------------------------------------------------------
 Extraordinary item              --         --         --         --               $  (0.35)         --         --
- ------------------------------------------------------------------------------------------------------------------
 Net income (loss)         $   0.18   $   0.27   $   0.47   $   0.26   $  (0.79)   $  (0.16)   $   0.35   $   0.23
==================================================================================================================

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND
THE SHAREHOLDERS OF RHODES, INC.



         We have audited in accordance with generally accepted auditing standards the consolidated financial statements of Rhodes, Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated April 21, 1995. Our audits were made for the purpose of forming opinions on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) in this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Security and Exchange Commission's Rules and Regulations and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial, statements taken as a whole.





                                         ARTHUR ANDERSEN LLP




Atlanta, Georgia
April 21, 1995

                         RHODES, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE THREE YEARS ENDED FEBRUARY 28, 1995
                                 (IN THOUSANDS)



                                               ADDITIONS
                                   BALANCE      CHARGED                      BALANCE
                                      AT           TO                           AT
                                  BEGINNING    COSTS AND                      END OF
         DESCRIPTION              OF PERIOD     EXPENSE     DEDUCTIONS        PERIOD
- ------------------------------   ----------   ----------   ------------      -------
          YEAR ENDED
      FEBRUARY 29, 1993
- ------------------------------
Allowance for credit losses      $    8,400   $    4,803   $  (13,203)(A)    $   ---
                                 ==========   ==========   ==========        ========

          YEAR ENDED
      FEBRUARY 28, 1994
- ------------------------------
Allowance for credit losses      $     ---    $     ---    $     ---  (A)    $   ---
                                 ==========   ==========   ==========        ========

          YEAR ENDED
      FEBRUARY 28, 1995
- ------------------------------
Allowance for credit losses      $     ---    $     ---    $     ---  (A)    $   ---
                                 ==========   ==========   ==========        ========




(A)  Charges to the allowance for purposes for which the allowance was created.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




RHODES, INC. 1994 EMPLOYEE STOCK PURCHASE PLAN:

         We have audited the accompanying statement of net assets available for purchase of stock of Rhodes, Inc. 1994 Employee Stock Purchase Plan as of February 28, 1995 and the related statement of changes in net assets available for purchase of stock for the period from September 1, 1994 (date of inception) to February 28, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for purchase of stock of Rhodes, Inc. 1994 Employee Stock Purchase Plan at February 28, 1995 and the changes in net assets available for purchase of stock for the period from September 1, 1994 (date of inception) to February 28, 1995 in conformity with generally accepted accounting principles.





                                            ARTHUR ANDERSEN LLP




Atlanta, Georgia
April 21, 1995

                                  RHODES, INC.
                       1994 EMPLOYEE STOCK PURCHASE PLAN

                            STATEMENT OF NET ASSETS
                        AVAILABLE FOR PURCHASE OF STOCK





                                              FEBRUARY 28,
                                                  1995
                                             -------------
Cash                                         $     184,677
                                             =============

Net assets available for purchase of stock   $     184,677
                                             =============

                       STATEMENT OF CHANGES IN NET ASSETS
                        AVAILABLE FOR PURCHASE OF STOCK

                                             PERIOD FROM
                                             INCEPTION TO
                                           FEBRUARY 28, 1995
                                           -----------------
Additions to net assets:
     Employee contributions                  $     184,677
                                             -------------

Deductions from net assets:
     Stock purchases                                  ---
     Refunds                                          ---
                                             -------------

                                                      ---
                                             -------------

Change in net assets for the period                184,677

Net assets, beginning of period                       ---
                                             -------------

Net assets, end of period                    $     184,677
                                             =============

The accompanying notes are an integral part of these financial statements.

                                  RHODES, INC.

                       1994 EMPLOYEE STOCK PURCHASE PLAN

                         NOTES TO FINANCIAL STATEMENTS

                               FEBRUARY 28, 1995

NOTE 1 - PLAN DESCRIPTION

         The Rhodes, Inc. 1994 Employee Stock Purchase Plan (the "Plan") was created to encourage employees (each a "Participant") of Rhodes, Inc. (the "Company") to invest in the Company's common stock. All employees of Rhodes, Inc. who have at least one year of service, who customarily work more than 20 hours a week and who are customarily employed for more than five (5) months in any calendar year are eligible to participate.

         The Plan, which was approved by the Board of Directors of the Company on May 11, 1994 and will continue for an indefinite period, is administered by the Company. All expenses of administering the Plan are paid by the Company.

         Two hundred fifty thousand (250,000) shares of the Company's common stock have been reserved for issuance under the Plan. As of February 28, 1995, no shares had been issued under the Plan.

         Eligible employees may commence participation in the Plan on the first investment date (March 1 and September 1) after they have become eligible to participate. Participant contributions to the Plan can only be made by authorized payroll deductions. Deductions must be in whole dollar amounts of not less than $150 nor more than $12,500 for the entire purchase period. The Company accumulates payroll deductions in the name of each Participant during each purchase period. All funds collected by the Plan are held by the Company in individual accounts established in the name of each Participant until expiration of the applicable investment period. The Plan does not pay interest on funds held in any Participant's investment account.

         On the first day of each purchase period, each Participant is granted an option to purchase the number of shares of stock determined by the plan administrator by dividing the total payroll deductions which the Participant has elected to make for such purchase period by the option price for a share of Company common stock as of such date, rounding down to the nearest whole number. Each such option is exercisable by the Participant in accordance with the terms of the Plan on the last day of the purchase period.

         Shares purchased under the Plan are distributed to the Participants as soon as practical after the end of the investment period.

STOCK PURCHASE PRICE

         The purchase price for each share of stock is the lesser of 85% of the fair market value of the stock on the first or last day of the purchase period.

         The fair market value of the stock on each investment date is the closing price of the stock as quoted in the Wall Street Journal.

TERMINATION OF PARTICIPATION

         A Participant may elect to withdraw from participation in the Plan with respect to any purchase period by so notifying the plan administrator prior to the end of the purchase period. After receipt of notice, the payroll deductions credited to the Participant's account with respect to the purchase period will be paid to him or her promptly (without interest) and no further payroll deductions will be made on behalf of the Participant during the purchase period.

LIMITATION ON STOCK PURCHASES

         No Participant may purchase stock under the Plan if such Participant, immediately after an option is granted to purchase stock, would own stock possessing 5% or more of the total combined voting power or value of all classes of stock of the Company or its subsidiaries.

         No Participant will be granted options under the Plan to purchase stock with a fair market value in excess of $25,000 in any calendar year.

NOTE 2 - FEDERAL INCOME TAXES

         Management believes the Plan meets the requirements of Section 423 of the Internal Revenue Code and is not subject to any provisions of the Employee Retirement Income Security Act of 1974.

NOTE 3 - SUBSEQUENT EVENT

         On March 1, 1995, 21,265 shares of the Company's common stock were purchased under the Plan for $178,477. The net assets available for purchase of stock at February 28, 1995 represent the $178,477 purchase price of the stock, refunds due of $1,230 and contributions made for the next purchase period. These shares were subsequently distributed to the participants. The price per share of $8.39 is equal to 85% of the September 1, 1994 fair market value of the Company's common stock. Subsequent to the purchase, 228,735 shares remained available for purchase under the Plan.