Form 10-Q
period 1995-05-31
RHODES INC
filed 1995-07-14
CIK 83679

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)

         [X]           QUARTERLY REPORT UNDER SECTION 13
                          or 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the quarterly period ended May 31, 1995

                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

 Commission File Number:          0-8966
                                  ------

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

         Indicate the number of shares outstanding of each of the issuer's
classes of common stock, as of June 30, 1995:   9,364,198 shares of common
stock without par value.

                                  RHODES, INC.

                                     INDEX

Part 1.          Financial Information


         Item 1.          Financial Statements

                 Condensed Consolidated Balance Sheets - -
                          May 31, 1995 and February 28, 1995

                 Condensed Consolidated Statements of Operations
                          for the Three Months Ended May 31, 1995
                          and May 31, 1994

                 Condensed Consolidated Statements of Cash Flows
                          for the Three Months Ended May 31, 1995
                          and May 31, 1994

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                         RHODES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                     ASSETS

                                                                MAY 31,       FEBRUARY 28,
                                                                 1995             1995
                                                               --------       ------------
CURRENT ASSETS:
  Cash                                                         $    574       $  3,268
  Accounts receivable                                             3,553          3,398
  Inventories at LIFO cost                                       53,241         54,386
  Prepaid expenses and other                                      3,418          5,356
  Deferred tax assets                                               861            861
                                                               --------       --------
         Total Current Assets                                    61,647         67,269
                                                               --------       --------
PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization of $34,608 at
  May 31, 1995 and $34,007 at February 28, 1995                  61,287         55,142
CAPITALIZED REAL ESTATE LEASES, at cost, less
  accumulated amortization of $5,072 at May 31, 1995
  1994 and $4,883 at February 28, 1995                            6,872          7,062
                                                               --------       --------
INTANGIBLE ASSETS, net
  Goodwill                                                       59,869         60,319
  Favorable leases                                                3,631          3,825
  Other intangibles                                               2,308          2,387
                                                               --------       --------
         Total Intangible Assets                                 65,808         66,531
                                                               --------       --------
OTHER ASSETS                                                      1,915          2,406
                                                               --------       --------
         TOTAL ASSETS                                          $197,529       $198,410
                                                               ========       ========

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes and loans payable                                      $  8,209       $   ---
  Current maturities of long-term debt
   and capital lease obligations                                    967            967
  Accounts payable                                               25,879         35,403
  Accrued liabilities                                            16,767         19,374
  Accrued Interest                                                1,793            781
  Deferred income                                                11,092          9,795
  Current income taxes payable                                    1,132            460
  Current portion deferred gain-sale/leasebacks                     318            318
                                                               --------       --------
         Total Current Liabilities                               66,157         67,098
                                                               --------       --------
DEFERRED INCOME TAXES                                             7,070          7,070
                                                               --------       --------
LONG-TERM DEBT, less current maturities                          39,778         40,000
                                                               --------       --------
OBLIGATIONS UNDER CAPITAL LEASES                                 13,724         14,035
                                                               --------       --------
DEFERRED GAIN-SALE/LEASEBACKS                                     2,628          2,707
                                                               --------       --------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 20,000 shares
     authorized and 9,364 shares issued and outstanding
     at  May 31, 1995 and 9,463 shares issued and                 ---            ---
     outstanding at February 28, 1995
  Paid-in-Capital                                               102,044        103,179
  Accumulated deficit                                           (33,872)       (35,679)
                                                               --------       --------
         Total Shareholders' Equity                              68,172         67,500
                                                               --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $197,529       $198,410
                                                               ========       ========




The accompanying notes are an integral part of these condensed consolidated balance sheets.

                         RHODES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                             THREE MONTHS      THREE MONTHS
                                                ENDED             ENDED
                                             MAY 31, 1995      MAY 31, 1994
                                             ------------      ------------
NET SALES                                       $89,439           $82,865
COST OF GOODS SOLD                               46,344            41,598
                                                -------           -------
GROSS PROFIT                                     43,095            41,267
                                                -------           -------
FINANCE CHARGES AND INSURANCE COMMISSIONS         1,684             1,166
                                                -------           -------
OPERATING EXPENSES:
  Selling                                        14,770            14,761
  General and administrative                     24,580            22,409
  Amortization of intangibles                       722               762
  Provision for credit losses                        21                19
  Other (income) expense, net                        91              (164)
                                                -------           -------
                                                 40,184            37,787
                                                -------           -------
OPERATING INCOME                                  4,595             4,646

  Interest expense, net                           1,532             1,669
                                                -------           -------
INCOME BEFORE INCOME TAXES                        3,063             2,977

PROVISION FOR INCOME TAXES                        1,256             1,221
                                                -------           -------
NET INCOME                                      $ 1,807           $ 1,756
                                                =======           =======

NET INCOME PER SHARE OF COMMON STOCK            $  0.19           $  0.18
                                                =======           =======
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
    STOCK OUTSTANDING                             9,379             9,885
                                                =======           =======



 The accompanying notes are an integral part of these consolidated statements.

                          RHODES, INC. AND SUBSIDARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                            THREE MONTHS        THREE MONTHS
                                                                                ENDED               ENDED
                                                                            MAY 31, 1995        MAY 31, 1994
                                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                              $ 1,807             $ 1,756

Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                           1,766               1,709
         Change in deferred income taxes                                          ---                 (121)
         Amortization of intangibles                                               722                 762
         Amortization of gain-sale/leasebacks                                      (79)                (79)
         Changes in current assets and liabilities:
            Receivables, net                                                      (155)             (9,224)
            Inventories                                                          1,145                 737
            Prepaid expenses and other                                           1,938                 119
            Accounts payable and accrued
              liabilities                                                      (10,447)              2,403
            Deferred income on warranties, undelivered
              sales and credit commissions                                       1,297               2,164
                                                                               -------             -------
            Net cash provided by (used in) operating activities                $(2,006)            $   226
                                                                               -------             -------
CASH FLOWS FROM (USED BY) INVESTING ACTIVITIES:
       Retirements of property and equipment, net                                  692                ---
       Additions to property and equipment                                      (8,398)             (2,690)
       Additions to intangible assets                                             ---                    1
       Decrease (Increase) in other assets, net                                    477                (121)
       Decrease in obligations under capital leases                               (311)               (187)
                                                                               -------             -------
            Net cash used in investing activities                              $(7,540)            $(2,997)
                                                                               -------             -------
CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
       Repayment of long-term debt                                                (222)               (128)
       Purchase of stock-employee stock purchase plan                              178                ---
       Repurchase of stock                                                      (1,313)               ---
       Proceeds from short-term debt                                             8,209               2,920
       Exercise of stock options                                                  ---                   17
                                                                               -------             -------
            Net cash from financing activities                                 $ 6,852             $ 2,809
                                                                               -------             -------
INCREASE (DECREASE) IN CASH                                                     (2,694)                 38

CASH AT BEGINNING OF PERIOD                                                      3,268                 235
                                                                               -------             -------
CASH AT END OF PERIOD                                                          $   574             $   273
                                                                               =======             =======
SUPPLEMENTAL DISCLOSURE:
       CASH PAYMENTS FOR:
            Interest                                                           $ 1,532             $ 1,669
                                                                               =======             =======
            Income taxes                                                       $   583             $     2
                                                                               =======             =======


  The accompanying notes are an integral part of these condensed consolidated statements.

                                  RHODES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 1995

1.       BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position of the Company as of May 31, 1995 and February 28, 1995, the results of operations for the three months ended May 31, 1995 and May 31, 1994, and cash flows for the three months ended May 31, 1995 and May 31, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications of prior years' amounts have been made to conform with fiscal 1995 amounts. These financial statements should be read in conjunction with the historical financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                             RESULTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                            ------------------
                                                         (PERCENTAGE OF NET SALES)
                                               MAY 31, 1995                      MAY 31, 1994
                                           ---------------------             ---------------------
Net Sales                                        100.0%                            100.0%
Cost of Goods Sold                                51.8                              50.2
                                                 -----                             -----
    Gross Profit                                  48.2                              49.8
                                                 -----                             -----
Finance Charge and
    Insurance Commissions                          1.9                               1.4
                                                 -----                             -----

Operating Expenses:
    Selling                                       16.5                              17.8
    General and
      administrative                              27.5                              27.0

    Provision for credit
      losses                                       0.0                               0.0
    Amortization of
      intangibles                                  0.8                               0.9
    Other (income)
      expense, net                                 0.1                              (0.2)
                                                 -----                             -----

Operating Income                                   5.1                               5.6

Interest expense, net                              1.7                               2.0
                                                 -----                             -----

    Income  before
      income taxes                                 3.4                               3.6

Provision for income taxes                         1.4                               1.5
                                                 -----                             -----

    Net income                                     2.0%                              2.1%
                                                 =====                             =====

OPERATING RESULTS

THREE MONTHS ENDED MAY 31, 1995 AND 1994 COMPARED

         Net sales increased 7.9% to $89,439,000 from $82,865,000 for the three months ended May 31, 1995 compared with the same period last year. Comparable store sales growth was 4.1% for the three months ended May 31, 1995. Net income for the first quarter increased 2.9% to $1,807,000, compared with $1,756,000, for the same quarter last year. Earnings per share for the first quarter were $.19 compared with $.18 per share for the first quarter last year, an increase of 5.6%.

         During the quarter, one new store was opened in the Jacksonville, Florida market and one of the two Jackson, Mississippi stores was closed and the real estate owned by the Company was sold. Also, on May 18, 1995 one of the four stores in the Nashville, Tennessee market was severely damaged by a tornado, bringing the total stores in operation at May 31, 1995 to 79, compared to 80 stores in operation at May 31, 1994. The Company plans to replace the Jackson, Mississippi store as soon as practical and the Nashville, Tennessee store is being repaired for re-opening in fall, 1995. The Company has leases signed on ten additional stores and is in final lease negotiations for one more new store, all of which are expected to open in this fiscal year. Three of these ten stores with completed leases will be located in Atlanta, Georgia, three in Kansas City, Missouri (a new market), two in Charlotte, North Carolina, one in Cincinnati, Ohio (a new market), and one in Memphis, Tennessee (a new market). The Company plans to close several stores this year, most of which are older stores in Atlanta whose customers will be better served by the nearby newer and larger stores. The Company completed remodeling five stores and refurbishing one store during the first quarter, bringing the total completed to 41 since the program began in fiscal 1993. Nine more stores are scheduled for remodeling or refurbishment during this fiscal year.

         Gross profit as a percentage of net sales for the three months ended May 31, 1995, decreased to 48.2% from 49.8%, compared with the same period last year. The decline in the gross profit percentage was due to more aggressive price promotions during the quarter, with much of the gross profit decline recovered through lower selling expense (discussed below), compared with the prior year.

         Finance charge and insurance commission income derives from commissions earned under the Company's merchant agreement whereby all newly created accounts receivable are sold to Beneficial National Bank U.S.A. ("BNB") and from commissions on credit insurance on credit customer balances. The amounts earned increased for the three months ended May 31, 1995 due to an increase since last year in the amounts paid to the Company by BNB for origination of new accounts and an increase in the net insurance commissions collected on customers' accounts.

         Selling expense for the three months ended May 31, 1995 decreased as a percentage of net sales to 16.5% this year, compared with 17.8%, for the same period last year. The decrease is due to less expensive interest-free and deferred payment credit promotions for the first quarter this year compared with the first quarter of the prior year, partially offset by an increase in advertising expense.

         General and administrative expenses for the quarter ended May 31, 1995 increased to $24,580,000 (27.5% of net sales) from $22,409,000 (27.0% of net sales) for the three months last year. The increased expense is due to increases in employee expenses and the cost of adding five new stores, offset partially by the sale or closing of stores after the first quarter last year. The increase in the percentage of net sales is due primarily to lower comparable store sales growth this year compared with last year.

         Interest expense on the Company's indebtedness is generally fixed and is expected to decline slightly in future periods as such debt is reduced from internal cash flow.

INCOME TAXES

         The Company adopted SFAS No. 109 during fiscal 1992 and recorded the effect of the adoption retroactive to March 1, 1991, in a manner similar to the cumulative effect of a change in accounting principle. SFAS No. 109 requires the determination of deferred income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Accordingly, the Company recorded a provision for income taxes for the three months ended May 31, 1995 in the amount of $1,256,000 compared with a provision for income taxes of $1,221,000 recorded for the three months ended May 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Currently, the Company's principal sources of liquidity are cash flow from operations and additional borrowing capacity under its Revolving Credit Agreement described below. Net cash used in operating activities for the first quarter ended May 31, 1995 was approximately $2.0 million compared with $.2 million cash provided for the first quarter last year. The Company's principal uses of cash are debt service obligations, capital expenditures and working capital needs.

         For the three months ended May 31, 1995 FIFO inventory turns decreased slightly to 3.5x compared with 3.6x for the same period last year. Inventories increased by $5.8 million at May 31, 1995 compared to May 31, 1994 due to the new larger stores and approximately $3.0 million more in accessory inventories added since last year to enhance the appearance of the furniture in the stores, which management believes has stimulated both furniture and accessory sales. The Company has historically had low or negative working capital, primarily as a result of its tight inventory controls, low cash balances and the inclusion in current liabilities of deferred revenues, such as merchandise sold but not delivered and deferred warranty revenue. Negative working capital at May 31, 1995 was approximately $4.5 million.

         The Company's capital expenditures for equipment and expansion and remodeling or refurbishing of stores are estimated at $17.0 million for fiscal 1996 compared with $14.1 million for fiscal 1995. Capital expenditures in excess of $15 million in any one year will require approval under the Company's Revolving Credit Agreement. The increase reflects the cost of the Company's plan to remodel or refurbish 15 stores and open 12 new stores during fiscal 1996. The Company plans to have capital expenditures of approximately $14 million in fiscal 1997 to fund the remodeling, refurbishing or relocation of approximately 14 stores and the opening of approximately ten new stores.

         The Company maintains a Revolving Credit Agreement for up to $30.0 million or 50% of eligible inventory with Wachovia National Bank. The agreement is secured by substantially all of the inventory of the Company. As of July 12, 1995, the loan balance outstanding under the Revolving Credit Agreement was $5.6 million and approximately $15.3 million remained available under the agreement.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   RHODES, INC.
                                               ---------------------
                                                   (Registrant)




DATE: July 14, 1995                          By: s/Joel H. Dugan
      -------------                              ----------------------
                                                 Joel H. Dugan
                                              Senior Vice President--
                                             Finance and Administration

                              INDEX TO EXHIBITS


Exhibit Number          Description
- --------------          -----------

     27                 Financial Data Schedule (for SEC use only)