Form 10-Q
period 1995-08-31
RHODES INC
filed 1995-10-16
CIK 83679

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)

       [X]         QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1995
                                                ---------------

                                       OR

       [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  Commission File Number:          0-8966
                         ----------------------------------------

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1995: 9,272,853 shares of common stock without par value.

                                  RHODES, INC.

                                     INDEX



Part I.                       Financial Information


         Item 1.          Financial Statements

                 Recent Developments

                 Condensed Consolidated Balance Sheets - -
                          August 31, 1995 and February 28, 1995

                 Condensed Consolidated Statements of Operations
                          for the Three and Six Months Ended August 31, 1995
                          and August 31, 1994

                 Condensed Consolidated Statements of Cash Flows
                          for the Six Months Ended August 31, 1995
                          and August 31, 1994

         Item 2. Management's Discussion and Analysis of Financial
                          Condition and Results of Operations

Part II.                  Other Information

         Item 4. Submission of Matters to a Vote of Security-Holders

         Item 6. Exhibits

                                  RHODES, INC.
                                     PART 1
                             FINANCIAL INFORMATION


RECENT DEVELOPMENTS

         On September 28, 1995 Rhodes, Inc. and The Glick Furniture Company announced an agreement for Rhodes to acquire the furniture store operations of The Glick Furniture Company in Columbus, Ohio, subject to final documentation and closing. The Glick Furniture Company, with seven stores and a distribution center, is considered by Rhodes to be the leading furniture retailer in the Columbus market with sales of $41 million for the year ended December 31, 1994.

         On October 10, 1995 Rhodes, Inc. and Weberg Enterprises, Inc. announced the signing of an agreement for Rhodes to acquire 21 store operations and two distribution center operations from Weberg in the states of Colorado, Texas and Illinois. The store locations scheduled for purchase recorded over $100 million in sales for the year ended December 31, 1994.

                         RHODES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                               ASSETS
                                                                           AUGUST 31,   FEBRUARY 28,
                                                                              1995          1995
                                                                           ----------   ------------
CURRENT ASSETS:
  Cash                                                                   $       831    $     3,268
  Accounts receivable                                                          4,095          3,398
  Inventories at LIFO cost                                                    60,427         54,386
  Prepaid expenses and other                                                   5,187          5,356
  Deferred tax assets                                                            861            861
                                                                         -----------    -----------
         Total Current Assets                                                 71,401         67,269
                                                                         -----------    -----------
PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization of $36,055 at
  August 31, 1995 and $34,007 at February 28, 1995                            64,314         55,142
                                                                         -----------    -----------
CAPITALIZED REAL ESTATE LEASES, at cost, less
  accumulated amortization of $5,262 at August 31, 1995
  1994 and $4,883 at February 28, 1995                                         6,683          7,062
                                                                         -----------    -----------
INTANGIBLE ASSETS, net
  Goodwill                                                                    59,420         60,319
  Favorable leases                                                             3,349          3,825
  Other intangibles                                                            2,233          2,387
                                                                         -----------    -----------
         Total Intangible Assets                                              65,002         66,531
                                                                         -----------    -----------
OTHER ASSETS                                                                   1,803          2,406
                                                                         -----------    -----------
         TOTAL ASSETS                                                    $   209,203    $   198,410
                                                                         ===========    ===========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes and loans payable                                                $     6,593    $    ---
  Current maturities of long-term debt
   and capital lease obligations                                               8,456            967
  Accounts payable                                                            39,741         35,403
  Accrued liabilities                                                         15,519         19,374
  Accrued Interest                                                               844            781
  Deferred income                                                             10,582          9,795
  Current income taxes payable                                                 2,100            460
  Current portion deferred gain-sale/leasebacks                                  318            318
                                                                         -----------    -----------
         Total Current Liabilities                                            84,153         67,098
                                                                         -----------    -----------
DEFERRED INCOME TAXES                                                          7,070          7,070
                                                                         -----------    -----------
LONG-TERM DEBT, less current maturities                                       32,278         40,000
                                                                         -----------    -----------
OBLIGATIONS UNDER CAPITAL LEASES                                              13,489         14,035
                                                                         -----------    -----------
DEFERRED GAIN-SALE/LEASEBACKS                                                  2,549          2,707
                                                                         -----------    -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 20,000 shares
     authorized and 9,254 shares issued and outstanding
     at  August 31, 1995 and 9,463 shares issued and                          ---            ---
     outstanding at February 28, 1995
  Paid-in-Capital                                                            100,867        103,179
  Accumulated deficit                                                        (31,203)       (35,679)
                                                                         -----------    -----------
         Total Shareholders' Equity                                           69,664         67,500
                                                                         -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $   209,203    $   198,410
                                                                         ===========    ===========



The accompanying notes are an integral part of these condensed consolidated balance sheets.

                         RHODES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                               QUARTER           QUARTER           SIX MONTHS         SIX MONTHS
                                                                ENDED             ENDED               ENDED              ENDED
                                                           AUGUST 31, 1995   AUGUST 31, 1994     AUGUST 31, 1995   AUGUST 31, 1994
                                                           ---------------   ---------------     ---------------   ---------------
NET SALES                                                  $     95,379         $    88,809         $   184,818      $   171,674
COST OF GOODS SOLD                                               49,817              45,669              96,161           87,267
                                                           ------------         -----------         -----------      -----------
GROSS PROFIT                                                     45,562              43,140              88,657           84,407
                                                           ------------         -----------         -----------      -----------
FINANCE CHARGES and
 INSURANCE COMMISSIONS                                            1,410               1,338               3,094            2,504
                                                           ------------         -----------         -----------      -----------
OPERATING EXPENSES:
   Selling                                                       15,431              14,940              30,201           29,701
   General and administrative                                    24,741              22,628              49,321           45,037
   Amortization of intangibles                                      722                 772               1,444            1,534
   Provision for credit losses                                       21                  33                  42               52
   Other (income) expense, net                                      (41)                 81                  50              (83)
                                                           ------------         -----------         -----------      -----------
                                                                 40,874              38,454              81,058           76,241
                                                           ------------         -----------         -----------      -----------
INCOME BEFORE INTEREST EXPENSE AND
   INCOME TAXES                                                   6,098               6,024              10,693           10,670

   Interest expense - net                                         1,575               1,591               3,107            3,260
                                                           ------------         -----------         -----------      -----------

INCOME BEFORE INCOME TAXES                                        4,523               4,433               7,586            7,410

PROVISION  FOR INCOME TAXES                                       1,854               1,817               3,110            3,038
                                                           ------------         -----------         -----------      -----------
NET INCOME                                                 $      2,669         $     2,616               4,476            4,372
                                                           ============         ===========         ===========      ===========

NET INCOME PER SHARE                                       $       0.29         $      0.27         $      0.48      $      0.45
                                                           ============         ===========         ===========      ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OF COMMON STOCK OUTSTANDING                                     9,331               9,779               9,355            9,779
                                                           ============         ===========         ===========      ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                         RHODES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS              SIX MONTHS
                                                                    ENDED                   ENDED
                                                               AUGUST 31, 1995         AUGUST 31, 1994
                                                               ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income                                            $          4,476       $          4,372

Adjustments to reconcile net income or loss to net cash
         provided by operating activities:
           Depreciation and amortization                                  3,765                  3,382
           Change in deferred income taxes                                 ---                   2,615
           Amortization of intangibles                                    1,444                  1,534
           Non-cash interest expense                                       ---                    ---
           Amortization of gain-sale/leasebacks                            (159)                  (159)
           Write-off of intangible assets                                    85                     19
           Changes in current assets and liabilities:
              Receivables, net                                             (697)                (1,147)
              Inventories                                                (6,041)                (8,436)
              Prepaid expenses and other                                    169                    278
              Accounts payable and accrued
                liabilities                                               2,186                  4,245
              Deferred income on warranties, undelivered
                sales and credit commission                                 787                    305
                                                               ----------------       ----------------
                   Net cash from operating activities          $          6,015       $          7,008
                                                               ----------------       ----------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
         Retirements of property and equipment, net                         771                    292
         Additions to property and equipment,                           (13,299)                (6,580)
         Additions to intangible assets                                     ---                    (55)
         Decrease  (increase) in other assets                               574                    (29)
         Decrease in obligations under capital leases                      (557)                  (380)
                                                               ----------------       ----------------
              Net cash used in investing activities            $        (12,511)       $        (6,752)
                                                               ----------------       ----------------

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
         Expenses incurred in stock registration                            ---                   (262)
         Repayment of long-term debt                                       (222)                (2,402)
         Repurchase of stock                                             (2,490)                   ---
         Proceeds from issuance of short-term debt, net                   6,593                  2,600
         Purchase of stock-employee stock purchase plan                     178                   ---
         Exercise of stock options                                          ---                     17
                                                               ----------------       ----------------
              Net cash from (used in) financing activities     $          4,059       $            (47)
                                                               ----------------       ----------------

 INCREASE (DECREASE) IN CASH                                             (2,437)                   209

CASH AT BEGINNING OF PERIOD                                               3,268                    235
                                                               ----------------       ----------------
CASH AT END OF PERIOD                                          $            831       $            444
                                                               ================       ================

SUPPLEMENTAL DISCLOSURE:
         CASH PAYMENTS FOR:
              Interest                                         $          3,107       $          3,260
                                                               ================       ================
              Income taxes                                     $          2,332                    549
                                                               ================       ================

The accompanying notes are an integral part of these condensed consolidated statements.

                                  RHODES, INC.
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS
                                  (UNAUDITED)
                                AUGUST 31, 1995


1.       BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position of the Company as of August 31, 1995 and February 28, 1995, the results of operations for the three and six months ended August 31, 1995 and August 31, 1994, and cash flows for the six months ended August 31, 1995 and August 31, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications of prior years' amounts have been made to conform with fiscal 1996 amounts. These financial statements should be read in conjunction with the historical financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                             RESULTS OF OPERATIONS
                                 (In Thousands)
                                  (Unaudited)

                                                            THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                            ------------------                 ----------------
                                                                 AUGUST 31,                       AUGUST 31,
                                                                 ----------                       ----------
                                                           1995           1994               1995            1994
                                                           ----           ----               ----            ----
 Net Sales                                                 100.0%         100.0%           100.0%           100.0%

 Cost of Goods Sold                                         52.2%          51.4%            52.0%            50.8%
                                                         -------        -------          -------           ------
      Gross Profit                                          47.8%          48.6%            48.0%            49.2%
                                                         -------        -------          -------           ------

 Finance Charge and Insurance Commissions                    1.5%           1.5%             1.7%             1.5%
                                                         -------        -------          -------           ------

 Operating Expenses:

      Selling                                               16.2%          16.8%            16.3%            17.3%
      General and Administrative                            25.9%          25.5%            26.7%            26.2%

      Provision for Credit Losses                            0.0%           0.0%             0.0%             0.0%

      Amortization of Intangibles                            0.8%           0.9%             0.8%             0.9%

      Other (income) Expense, Net                           -0.0%           0.1%             0.0%            -0.0%
                                                         -------        -------          -------           ------
                                                            42.9%          43.3%            43.9%            44.4%
                                                         -------        -------          -------           ------

 Operating Income                                            6.4%           6.8%             5.8%             6.2%

 Interest Expense, Net                                       1.7%           1.8%             1.7%             1.9%
                                                         -------        -------          -------           ------
       Income Before Income Taxes                            4.7%           5.0%             4.1%             4.3%

 Provision for Income Taxes                                  1.9%           2.0%             1.7%             1.8%
                                                         -------        -------          -------           ------

 Net Income                                                  2.8%           2.9%             2.4%             2.5%
                                                         =======        =======          =======           ======

OPERATING RESULTS

THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 1995 AND 1994 COMPARED

         Net sales increased 7.4% to $95,379,000 from $88,809,000 for the three months ended August 31, 1995 compared with the same period last year and increased 7.7% to $184,818,000 from $171,674,000 for the six months compared with last year. Comparable store sales growth was 5.9%, both for the three and six months ended August 31, 1995, respectively. Comparable store sales represent furniture and services sold and delivered by stores open for the same months in each comparative period. Earnings per share of $.29 for the second quarter and $.48 for the six months ended August 31, 1995 increased 7.4% and 6.7% compared with earnings per share of $.27 and $.45 for the quarter and six months last year, respectively. Net income for the second quarter ended August 31, 1995 increased 2.0% to $2,669,000, compared with $2,616,000 for the same quarter last year. Net income for the six months ended August 31, 1995 increased 2.4% to $4,476,000, compared with $4,372,000 for the six months last year.

         During the quarter, the Company opened two new stores in the Atlanta market and closed two older stores whose customers will be better served by the nearby new, larger stores. Also, two new stores were opened after the end of the quarter in Kansas City, a new market, and the Nashville, Tennessee store which was damaged by a tornado in May, 1995, reopened in October, 1995. At August 31, 1995 the Company had 79 stores in operation compared with 78 at August 31, 1994. The Company has leases signed on five additional stores expected to open later this fiscal year, of which two will be located in Atlanta, Georgia; two in Charlotte, North Carolina and one in Cincinnati, Ohio (a new market). The Company may close as many as two stores in Atlanta this year as newer stores are opened nearby. Two additional new store leases have been signed and scheduled for opening next fiscal year. Rhodes is also in various stages of negotiations for leases on several new stores, most of which would open next fiscal year. During the quarter, four stores were completed under the remodeling/refurbishment program, bringing the total completed to 46 since the program began in fiscal 1993. Five more stores are scheduled for remodeling or refurbishment during this fiscal year.

         Gross profit as a percentage of net sales for the three months ended August 31, 1995 decreased to 47.8%, down from 48.6%, compared with the same period last year and for the six months ended August 31, 1994 decreased to 48.0% from 49.2%, compared with the same period last year. The decline in the gross profit percentage was due to more aggressive price promotions during the quarter and six months, with much of the gross profit decline recovered through lower selling expense (discussed below), compared with the prior year.

         Finance charge and insurance commission income derives from commissions earned under the Company's merchant agreement whereby all newly created accounts receivable are sold to Beneficial National Bank U.S.A. ("BNB") and from commissions on credit insurance on credit customer balances. The amounts earned increased for the three and six months ended August 31, 1995 due to an increase since last year in the amounts paid to the Company by BNB for origination of new accounts and an increase in the net insurance commissions collected on customers' accounts.

         Selling expense for the three and six months ended August 31, 1995 decreased as a percentage of net sales to 16.2% and 16.3%, respectively, compared with 16.8% and 17.3%, for the same periods last year. The decrease is due to less expensive interest-free and deferred payment credit promotions for the first and second quarters this year compared with the respective periods of the prior year, partially offset by an increase in advertising expense.

         General and administrative expenses for the quarter ended August 31, 1995 increased to $24,741,000 (25.9% of net sales) from $22,628,000 (25.5% of net sales) for the three months last year, and for the six months ended August 31, 1995 increased to $49,321,000 (26.7% of net sales) from $45,037,000 (26.2%
of net sales) for the same period last year. The increased expense for the three and six month periods ended August 31, 1995 is due to having six new stores this year, plus increases in employee expenses. The increase in the percentage of net sales for the three and six months ended August 31, 1995 compared to the prior year is due principally to having more new stores than last year. New stores have proportionally higher general and administrative costs during their first year of operation.

INCOME TAXES

         The Company adopted SFAS No. 109 during fiscal 1992 and recorded the effect of the adoption retroactive to March 1, 1991, in a manner similar to the cumulative effect of a change in accounting principle. SFAS No. 109 requires the determination of deferred income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Accordingly, the Company recorded a provision for income taxes for the six months ended August 31, 1995 in the amount of $3,110,000 compared with a provision of $3,038,000 for income taxes recorded for the six months ended August 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

         Currently, the Company's principal sources of liquidity are cash flow from operations and additional borrowing capacity under its Revolving Credit Agreement described below. Net cash provided by operating activities for the six months ended August 31, 1995 was approximately $6.0 million compared with $7.0 million cash provided for the six months last year. The Company's principal uses of cash are capital expenditures, working capital needs and debt service obligations.

         For the three and six months ended August 31, 1995 FIFO inventory turns were 3.5x and 3.4x, respectively, compared with 3.5x for both periods last year. Inventories increased by $3.8 million at August 31, 1995 compared with August 31, 1994 due to the new larger stores and due to inventory purchased to support the new Kansas City stores which were not yet open at the end of the quarter. The Company has historically had low or negative working capital, primarily as a result of its tight inventory controls, low cash balances and the inclusion in current liabilities of deferred revenues, such as merchandise sold but not delivered and deferred warranty revenue. The Company had a working capital deficit at August 31, 1995 of approximately $12.8 million. A significant portion of such deficit relates to the change in classification from long-term to current of $7.5 million principal amount of senior notes which represents a principal repayment due in June, 1996.

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

         The Company maintains a Revolving Credit Agreement for up to $30.0 million or 50% of eligible inventory with Wachovia National Bank. The agreement is secured by substantially all of the inventory of the Company. As of October 11, 1995, there was no loan balance outstanding under the Revolving Credit Agreement and approximately $27.3 million remains available under the agreement.

         During the second quarter, the Company purchased 110,200 shares at an aggregate cost of $1.1 million under its previously announced $3.0 million stock repurchase plan.

         In connection with the two announced proposed acquisitions (see "Recent Developments") the Company will assume operating leases for an aggregate of 28 store locations and three distribution centers and will pay additional consideration for inventory and operating assets aggregating approximately $44.0 million. Funding will be provided through bank debt and some seller financing.

                                  RHODES, INC.

                                    PART II

                               OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         On July 24, 1995 the shareholders of the Company, acting at the annual meeting of shareholders, re-elected the then current directors of the Company, Messrs. Irwin L. Lowenstein, Holcombe T. Green, Jr., James R. Kuse, James V. Napier, and Don L. Chapman. Shares were cast for each director, or shares withheld authority from each nominee, as follows:

            DIRECTOR NOMINEE                            VOTES FOR                    VOTES WITHHELD
            ----------------                            ---------                    --------------
            Irwin L. Lowenstein                         8,585,623                         9,875

            Holcombe T. Green, Jr.                      8,585,821                         9,677
            James R. Kuse                               8,587,791                         7,707

            James V. Napier                             8,587,821                         7,677

            Don Chapman                                 8,587,653                         7,845

         At such annual meeting, the shareholders of the Company also ratified the appointment of Arthur Andersen & Co. as the Company's independent auditors for the fiscal year ending February 28, 1996. An aggregate of 8,582,826 were voted in favor of such ratification, and an aggregate of 4,026 shares were voted against such ratification.

ITEM 6.  EXHIBITS

         2 Asset Purchase Agreement by and between Weberg Enterprises, Incorporated, John P. Weberg and Rhodes, Inc., dated as of October 2, 1995

        27   -   Financial Data Schedule (for SEC purpose only)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        RHODES, INC.
                                        ------------
                                        (Registrant)




DATE: October 16, 1995              By: s/Joel H. Dugan
                                        --------------------------
                                        Joel H. Dugan
                                        Senior Vice President--
                                        Finance and Administration