Form 10-Q
period 1995-11-30
RHODES INC
filed 1996-01-16
CIK 83679

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549

                                  FORM 10-Q

(Mark One)

      [X]        QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended November 30, 1995
                                             -----------------
                                     OR

      [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

              Commission File Number:         1-9308
                                     --------------------------

                                RHODES, INC.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

         Georgia                                           58-0536190
-------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

                          4370 Peachtree Road, N.E.
                          Atlanta, Georgia    30319
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 9,272,853 shares of common stock without par value at December 30, 1995.

                                RHODES, INC.

                                    INDEX

Part I.                      Financial Information


         Item 1. Financial Statements

                 Recent Developments

                 Condensed Consolidated Balance Sheets - -
                          November 30, 1995 and February 28, 1995

                 Condensed Consolidated Statements of Operations
                          for the Three and Nine Months Ended November 30, 1995 and November 30, 1994

                 Condensed Consolidated Statements of Cash Flows
                          for the Nine Months Ended November 30, 1995
                          and November 30, 1994

         Item 2. Management's Discussion and Analysis of Financial
                          Condition and Results of Operations


Part II.                      Other Information

         Item 2. Changes in Securities

         Item 6. Exhibits and Reports on Form 8-K

                                      I

                                 RHODES, INC.
                                    PART 1
                            FINANCIAL INFORMATION


RECENT DEVELOPMENTS

        On November 1, 1995 Rhodes, Inc. ("Rhodes") and Weberg Enterprises, Inc. ("Weberg") announced the completion of Rhodes' acquisition of 21 store operations and two distribution center operations from Weberg in the states of Colorado, Texas and Illinois. The store locations purchased recorded over $100 million in sales for the year ended December 31, 1994. The acquisition was accomplished through a purchase of the inventory and operating assets for approximately $31 million, assumption of operating leases on stores owned by third parties and the execution of new operating leases on stores owned by Weberg. Financing was provided primarily through bank credit lines. One month of operations of the Weberg stores is included in the Company's results for the three months ended November 30, 1995.

        On December 15, 1995 Rhodes, Inc. and The Glick Furniture Company ("Glick's") announced the completion of Rhodes' acquisition of the furniture store operations of The Glick Furniture Company in Columbus, Ohio, consisting of seven stores and a distribution center. The store locations purchased recorded over $41 million in sales for the year ended December 31, 1994. The acquisition was accomplished through a purchase of the inventory and operating assets for approximately $11 million, assumption of operating leases on stores owned by third parties and the execution of new operating leases on stores owned by Glick's. Financing was provided primarily through bank credit lines.

                        RHODES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHETS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                 ASSETS
                                                                         NOVEMBER 30,   FEBRUARY 28,
                                                                            1995            1995
                                                                         ------------   ------------
CURRENT ASSETS:
  Cash                                                                   $         267  $       3,268
  Accounts receivable                                                            7,853          3,398
  Inventories at LIFO cost                                                      87,664         54,386
  Prepaid expenses and other                                                     5,972          5,356
  Deferred tax assets                                                              905            861
                                                                         -------------  -------------
         Total Current Assets                                                  102,661         67,269
                                                                         -------------  -------------
PROPERTY AND EQUIPMENT, at cost, less accumulated
  depreciation and amortization of $37,545 at
  November 30, 1995 and $34,007 at February 28, 1995                            72,650         55,142
                                                                         -------------  -------------
CAPITALIZED REAL ESTATE LEASES, at cost, less
  accumulated amortization of $5,451 at November 30, 1995
  and $4,883 at February 28, 1995                                                6,494          7,062
                                                                         -------------  -------------
INTANGIBLE ASSETS, net
  Goodwill                                                                      61,300         60,319
  Favorable leases                                                               3,156          3,825
  Other intangibles                                                              2,367          2,387
                                                                         -------------  -------------
         Total Intangible Assets                                                66,823         66,531
                                                                         -------------  -------------
OTHER ASSETS                                                                     1,916          2,406
                                                                         -------------  -------------
         TOTAL ASSETS                                                    $     250,544  $     198,410
                                                                         =============  =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes and loans payable                                                $      ---     $      ---
  Current maturities of long-term debt
   and capital lease obligations                                                 8,454            967
  Accounts payable                                                              41,000         35,403
  Accrued liabilities                                                           24,899         19,374
  Accrued Interest                                                               1,952            781
  Deferred income                                                               11,968          9,795
  Current income taxes payable                                                  ---               460
  Current portion deferred gain-sale/leasebacks                                    318            318
                                                                         -------------  -------------
         Total Current Liabilities                                              88,591         67,098
                                                                         -------------  -------------
DEFERRED INCOME TAXES                                                            7,070          7,070
                                                                         -------------  -------------
LONG-TERM DEBT, less current maturities                                         68,173         40,000
                                                                         -------------  -------------
OBLIGATIONS UNDER CAPITAL LEASES                                                13,249         14,035
                                                                         -------------  -------------
DEFERRED GAIN-SALE/LEASEBACKS                                                    2,469          2,707
                                                                         -------------  -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock, no par value, 20,000 shares
     authorized and 9,273 shares issued and outstanding
     at  November 30, 1995 and 9,463 shares issued and                          ---            ---
     outstanding at February 28, 1995
  Paid-in-Capital                                                              101,040        103,179
  Accumulated deficit                                                          (30,048)       (35,679)
                                                                         -------------  -------------
         Total Shareholders' Equity                                             70,992         67,500
                                                                         -------------  -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $     250,544  $     198,410
                                                                         =============  =============




The accompanying notes are an integral part of these condensed consolidated balance sheets.

                        RHODES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)


                                                      QUARTER           QUARTER         NINE MONTHS       NINE MONTHS
                                                       ENDED             ENDED             ENDED             ENDED
                                                 NOVEMBER 30, 1995 NOVEMBER 30, 1994 NOVEMBER 30, 1995 NOVEMBER 30, 1994
                                                ------------------ ----------------- ----------------- -----------------
NET SALES                                       $         111,725 $          95,785 $         296,543 $         267,459
COST OF GOODS SOLD                                         57,566            49,984           153,727           137,251
                                                ----------------- ----------------- ----------------- -----------------
GROSS PROFIT                                               54,159            45,801           142,816           130,208
                                                ----------------- ----------------- ----------------- -----------------
FINANCE CHARGES and
 INSURANCE COMMISSIONS                                      1,187             1,322             4,281             3,826
                                                ----------------- ----------------- ----------------- -----------------
OPERATING EXPENSES:
   Selling                                                 19,566            13,877            49,767            43,578
   General and administrative                              29,136            23,181            78,457            68,218
   Amortization of intangibles                                735               767             2,179             2,301
   Provision for credit losses                                 29                32                71                84
   Other (income) expense, net                               (189)              (75)             (139)             (158)
   Non-recurring one-time charge                            2,400            ---                2,400            ---
                                                ----------------- ----------------- ----------------- -----------------
                                                           51,677            37,782           132,735           114,023
                                                ----------------- ----------------- ----------------- -----------------
INCOME BEFORE INTEREST EXPENSE
   AND INCOME TAXES                                         3,669             9,341            14,362            20,011

   Interest expense - net                                   1,710             1,559             4,817             4,819
                                                ----------------- ----------------- ----------------- -----------------

INCOME BEFORE INCOME TAXES                                  1,959             7,782             9,545            15,192

PROVISION  FOR INCOME TAXES                                   804             3,191             3,914             6,229
                                                ----------------- ----------------- ----------------- -----------------
NET INCOME                                      $           1,155 $           4,591 $           5,631 $           8,963
                                                ================= ================= ================= =================

NET INCOME PER SHARE                            $            0.12 $            0.47 $            0.60 $            0.92
                                                ================= ================= ================= =================
WEIGHTED AVERAGE  NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING                              9,273             9,779             9,328             9,779
                                                ================= ================= ================= =================



The accompaning notes are an integral part of these condensed sonsolidated statements.

                        RHODES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                          NINE MONTHS        NINE MONTHS
                                                                             ENDED              ENDED
                                                                       NOVEMBER 30, 1995  NOVEMBER 30, 1994
                                                                       -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $        5,631    $         8,963

Adjustments to reconcile net income to net cash provided by
     operating activities:
    Depreciation and amortization                                                 5,894              5,052
    Change in deferred income taxes                                                 (44)              (121)
    Amortization of intangibles                                                   2,179              2,301
    Amortization of gain-sale/leasebacks                                           (238)              (238)
    Write-off of intangible assets                                                   89                 19
    Changes in current assets and liabilities, net of acquisition:
         Receivables, net                                                        (4,455)            (2,870)
         Inventories                                                             (8,959)            (4,440)
         Prepaid expenses and other                                                (616)              (388)
         Accounts payable and accrued liabilities                                 9,575              8,112
         Deferred income on warranties, undelivered
                sales and credit commissions                                      2,173              1,460
                                                                         --------------    ---------------
             Net cash from (used in) operating activities                $       11,229    $        17,850
                                                                         --------------    ---------------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchase of Weberg                                                          (30,125)            ---
    Retirements of property and equipment, net                                      795              1,080
    Additions to property and equipment                                         (17,943)            (9,962)
    Additions to intangible assets                                                 (138)               (73)
    Decrease  (increase) in other assets, net                                       447                (47)
    Decrease in obligations under capital leases                                   (799)              (584)
                                                                         --------------    ---------------
         Net cash used in investing activities                           $      (47,763)   $        (9,586)
                                                                         --------------    ---------------

CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
    Expenses incurred in stock registration                                      ---                  (262)
    Proceeds from issuance of long-term debt                                     35,673             (2,406)
    Repurchase of stock                                                          (2,490)            ---
    Proceeds from (repayment of) short-term debt, net                            ---                (2,471)
    Purchase of stock-employee stock purchase plan                                  350             ---
    Exercise of stock options                                                    ---                    18
                                                                         --------------    ---------------
         Net cash from (used in) financing activities                    $       33,533    $        (5,121)
                                                                         --------------    ---------------

 INCREASE (DECREASE) IN CASH                                                     (3,001)             3,143

CASH AT BEGINNING OF PERIOD                                                       3,268                235
                                                                         --------------    ---------------

CASH AT END OF PERIOD                                                    $          267    $         3,378
                                                                         ==============    ===============
SUPPLEMENTAL DISCLOSURE:
    CASH PAYMENTS FOR:
         Interest                                                        $        4,817    $         4,819
                                                                         ==============    ===============
         Income taxes                                                    $        3,776    $         3,037
                                                                         ==============    ===============


The accompanying notes are an integral part of these condensed consolidated statements.

                                 RHODES, INC.
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                  STATEMENTS
                                 (UNAUDITED)
                              NOVEMBER 30, 1995


1.       BASIS OF PRESENTATION

         The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position of the Company as of November 30, 1995 and February 28, 1995, the results of operations for the three and nine months ended November 30, 1995 and November 30, 1994, and cash flows for the nine months ended November 30, 1995 and November 30, 1994. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications of prior years' amounts have been made to conform with fiscal 1996 amounts. These financial statements should be read in conjunction with the historical financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


2.       INTERIM LIFO PROVISIONS

         The actual valuation of inventory under the LIFO method can be made only at the end of each year based on inventory levels, price indices and costs at that time. Therefore, the interim provisions must be considered as estimates subject to a final year-end LIFO inventory calculation.

3.       NON-RECURRING ONE-TIME CHARGE

         In the quarter ended November 30, 1995 the Company recorded a non-recurring one-time charge to reflect the cost of changing the names of 33 stores, eighteen of which were acquired in the Weberg acquisition, to "Rhodes", to take place over an eighteen month period, and the cost of closing four stores in the fourth quarter of this fiscal year. The aggregate amount of the charge was $2,400,000, less income tax benefit of $984,000, for a net charge of $1,416,000, or approximately $.15 per share.

4.       ACQUISITION OF WEBERG STORES

         On November 1, 1995, Rhodes completed the acquisition of Weberg Furniture, Inc. ("Weberg"). Rhodes purchased net assets from Weberg in the aggregate amount of approximately $28.5 million for approximately $31.2 million. The cost of the acquisition has been allocated on a preliminary basis to the estimated fair market value of the assets acquired and the liabilities assumed. The results of operations of Weberg are included in the accompanying financial statements since the date of acquisition. The following unaudited pro forma information was prepared assuming the transaction was consummated on the first day of each fiscal period presented:

                                  ($1,000's)


                                    Nine Months Ended       Nine Months Ended
                                    November 30, 1995       November 30, 1994
                                    -----------------       -----------------
         Revenue                             $372,558                $351,008

         Net Income                            $4,588                  $8,993

         Earnings Per Share                      $.49                   $0.92


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

                            RESULTS OF OPERATIONS
                                 (Unaudited)




                                                           THREE MONTHS ENDED                NINE MONTHS ENDED
                                                          --------------------              -------------------
                                                               NOVEMBER 30,                      NOVEMBER 30
                                                               ------------                      -----------
                                                          1995(1)         1994            1995(1)           1994
                                                          -------         ----            -------           ----
 Net Sales                                                100.0%         100.0%           100.0%           100.0%

 Cost of Goods Sold                                        51.5%          52.2%            51.8%            51.3%
                                                          -----          -----            -----            -----
      Gross Profit                                         48.5%          47.8%            48.2%           48.7%
                                                          -----          -----            -----            -----
 Finance Charge and Insurance Commissions                   1.1%           1.4%             1.4%             1.4%
                                                          -----          -----            -----            -----
 Operating Expenses:

      Selling                                              17.5%          14.5%            16.8%            16.3%
      General and Administrative                           26.1%          24.2%            26.5%            25.5%

      Provision for Credit Losses                           0.0%           0.0%             0.0%             0.0%

      Amortization of Intangibles                           0.7%           0.8%             0.7%             0.9%

      Other (income) Expense, Net                          -0.2%          -0.1%             0.0%            -0.1%
                                                          -----          -----            -----            -----
                                                           44.1%          39.4%            44.0%            42.6%
                                                          -----          -----            -----            -----
 Operating Income                                           5.4%           9.8%             5.7%             7.5%

 Interest Expense, Net                                      1.5%           1.6%             1.6%             1.8%
                                                          -----          -----            -----            -----
      Income Before Income Taxes                            3.9%           8.1%             4.0%             5.7%

 Provision for Income Taxes                                 1.6%           3.3%             1.7%             2.3%
                                                          -----          -----            -----            -----
 Net Income                                                 2.3%           4.8%             2.4%             3.4%
                                                          =====          =====            =====            =====


(1) Excludes the non-recurring one-time charge of $2,400,000 recorded in the quarter ended November 30, 1995.

OPERATING RESULTS

             THREE MONTHS AND NINE MONTHS ENDED NOVEMBER 30, 1995
                             AND 1994 - COMPARED


        Net sales increased 16.6% to $111,725,000 from $95,785,000 for the three months ended November 30, 1995 compared with the same period last year and increased 10.9% to $296,543,000 from $267,459,000 for the nine months compared with last year. Comparable store sales growth was 1.4% and 4.2% for the three and nine months ended November 30, 1995, respectively. Comparable store sales represent furniture and services sold and delivered by stores open for the same months in each comparative period. Net income for the third quarter ended November 30, 1995 before the non-recurring one-time charge decreased 44.0% to $2,571,000, or $.28 per share, compared with $4,591,000, or $.47 per share for the same quarter last year. Net income for the nine months ended November 30, 1995 before the non-recurring charge decreased 21.4% to $7,047,000, or $.76 per share, compared with $8,963,000, or $.92 per share for the nine months last year.

        During the quarter Rhodes opened two new stores in Kansas City, Missouri (a new market), and one new store in Charlotte, North Carolina. Also, the Nashville, Tennessee store which was damaged by a tornado in May, 1995 was re-opened in October, bringing the number of stores in operation (excluding the Weberg acquisition) at November 30, 1995 to 83, compared with 78 at November 30, 1994. The Weberg acquisition of 21 stores brought the total to 104 in operation at November 30, 1995. Subsequent to the end of the third quarter, the Company acquired seven stores from Glick's, opened its first store in Cincinnati, Ohio, opened new stores in Charlotte, North Carolina and Atlanta, Georgia and closed two older stores in the Atlanta, Georgia market, bringing the total stores presently in operation to 112. In the fourth quarter, the Company also plans to open one more Atlanta, Georgia store and close the stores in Venice and Bradenton, Florida. The cost of closing the four stores above has been provided for in the non-recurring one-time charge. Additionally, two Texas stores and one Colorado store which were acquired from Weberg will be closed in the fourth quarter with no adverse effect expected on the Company's financial statements. Nine new stores are planned for fiscal 1997.

        No stores were remodeled or refurbished in the third quarter, but four are planned for the fourth quarter for a total of 15 for the year. One store, in Orlando, Florida, will be relocated in the fourth quarter. The 28 stores just acquired from Weberg and Glick's, except for the three to be closed, are being reviewed for remodeling and the Company expects to begin the first remodelings on acquired stores in March, 1996.

        Gross profit as a percentage of net sales for the three months ended November 30, 1995, increased to 48.5%, from 47.8%, compared with the same period last year and for the nine months ended November 30, 1995 decreased to 48.2% from 48.7%, compared with the same period last year. The gross profit percentage improvement for the three months ended November 30, 1995 is attributable to minimizing price promotions while aggressively advertising and offering credit promotions, as discussed below. For the nine months ended November 30, 1995, the gross profit percentage decreased compared with the same period last year due to price promotions early in the year.

        Finance charge and insurance commission income derives from commissions earned from BNB under the Merchant Agreement and from commissions on credit insurance on credit customer balances. For the three month period ended November 30, 1995, income decreased due to lower collections on customer accounts with credit insurance. The balances for customers with deferred payment plans has increased substantially since last year deferring the credit insurance income until customers' payments begin. For the nine months, the amounts earned are more than last year due to an increase in the amounts paid to Rhodes from BNB for origination of new credit accounts.

        Selling expense for the three months ended November 30, 1995 increased as a percentage of net sales to 17.5% compared with 14.5% last year due to higher net costs for credit promotion charges and higher advertising expense. Selling expense varies as a percentage of sales due to a number of factors including the level of advertising, credit promotions and the opening of new
stores.   The increased expense in the third quarter this year for interest free and deferred payment credit promotions was partially offset by improved gross profit on sales. For the nine months ended November 30, 1995, selling expense increased as a percentage of net sales to 16.8% compared with 16.3% for the same period last year primarily as a result of more extensive use of credit promotions and aggressive advertising in the third quarter.

        General and administrative expenses for the quarter ended November 30, 1995 increased to $29,137,000 (26.1% of net sales) from $23,181,000 (24.2% of net sales) for the three months last year, and for the nine months ended November 30, 1995 increased to $78,458,000 (26.5% of net sales) from $68,218,000
(25.5% of net sales) for the same period last year. The increased expense for the three and nine month periods ended November 30, 1995 is due principally to having 30 new and acquired stores this year, plus increases in employee expenses. The increase in the percentage of net sales compared to the prior year is due principally to the declining same store sales growth and the higher relative sales expense in the nine new stores.

        The Company also recorded a non-recurring one-time charge to reflect the cost of changing the names of 33 stores, 18 of which have been recently acquired, to "Rhodes" over the next 18 months and the cost of closing four stores. The aggregate amount of the charge was $2,400,000, before income tax benefit of $984,000, for a net charge of $1,416,000. Net income after deducting the non-recurring charge was $1,155,000 ($.12 per share) and $5,631,000 ($.60 per share) for the three and nine months ended November 30, 1995, respectively.

        Interest expense on the Company's indebtedness is expected to increase in future periods due to the debt incurred to finance the acquisitions of the Weberg and Glick's store and distribution center operations.

        The retail furniture sales environment has slowly deteriorated for the past year, a situation that management expects to continue, at least through the fourth quarter, if not longer. Management's strategy is to continue acquiring and opening new stores, on a sound fiscal basis, in order to profit from the next economic cycle of growth from a much larger platform of stores.

INCOME TAXES

        The Company adopted SFAS No. 109 during fiscal 1992 and recorded the effect of the adoption retroactive to March 1, 1991, in a manner similar to the cumulative effect of a change in accounting principle. SFAS No. 109 requires the determination of deferred income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial accounting and tax basis of assets and liabilities. Deferred tax assets or liabilities at the end of each period are determined using the currently enacted tax rate expected to apply to taxable income in the periods in which the deferred tax asset or liability is expected to be settled or realized. Accordingly, the Company recorded a provision for income taxes for the nine months ended November 30, 1995 in the amount of $3,914,000 compared with a provision of $6,229,000 for income taxes recorded for the nine months ended November 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

        Currently, the Company's principal sources of liquidity are cash flow from operations and additional borrowing capacity under its Revolving Credit Agreement described below. Net cash provided by operating activities for the nine months ended November 30, 1995 was approximately $11.2 million compared with $17.9 million cash provided for the nine months last year. The Company's principal uses of cash are capital expenditures, working capital needs and debt service obligations.

        Inventories increased by $35.0 million at November 30, 1995 compared with November 30, 1994 due to the Weberg acquisition, which included $24.3 million in inventory, and the new larger stores opened by the Company. For the three and nine months ended November 30, 1995 FIFO inventory turns were 3.3x for both periods, compared with 3.7x and 3.6x, respectively, for last year. Inventory turns have declined due to the increase in inventories noted above and the decline in comparable store sales growth. The Company has historically had low or negative working capital, primarily as a result of its tight inventory controls, low cash balances and the inclusion in current liabilities of deferred revenues, such as merchandise sold but not delivered and deferred warranty revenue. The Company had working capital at November 30, 1995 of approximately $14.1 million, reflecting the reclassification of the revolving loan facility from short term to long term debt.

        The Company's capital expenditures for equipment and expansion and remodeling or refurbishing of stores are estimated at $27.0 million for fiscal 1996, including the two completed acquisitions, compared with $14.1 million for fiscal 1995. The increase reflects the cost of the Company's plan to remodel or refurbish 15 stores and open 10 new stores during fiscal 1996 and also reflects the acquisitions. The Company plans to have capital expenditures of approximately $18 million in fiscal 1997 to fund the remodeling, refurbishing or relocation of approximately 18 stores and the opening of approximately nine new stores.

        The Company maintains a Revolving Credit Agreement with Wachovia National Bank for the lesser of $45.0 million or 50% of eligible inventory plus a three year term loan of $20.0 million. The loan agreement expires on January 12, 1999 and therefore has been classified in the financial statements as long term debt. The agreement is secured by substantial all of the inventory of the Company. As of January 12, 1996, there was $32.2 million outstanding under the Revolving Credit Agreement and approximately $26.3 million remains available under the agreement. See Part II, Item 2.

        In connection with the two completed acquisitions (see "Recent Developments") the Company assumed or executed operating leases for an aggregate of 28 store locations and three distribution centers and paid additional consideration for inventory and operating assets aggregating approximately $42.0 million. Funding was provided primarily through bank debt.

                                 RHODES, INC.
                                   PART I1
                              OTHER INFORMATION


Item 2.  Changes in Securities


        On January 12, 1996, the Company entered into a loan and security agreement with Wachovia Bank of Georgia, N.A. ("Wachovia") and the Fleet Capital Corporation, which provides a term loan of $20 million and a revolving credit facility of the lesser of $45 million or 50% of eligible inventory. The loan and security agreement replaces the Company's prior banking borrowing facility, expires January 12, 1999 and is secured by substantially all of the inventory of the Company. In accordance with the loan and security agreement, the Company may not declare or pay any dividends without the consent of Wachovia, and the Company must maintain certain minimum cash flow levels, fixed charge coverage and leverage ratios and consolidated net worth levels.

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits


                 2.1 Asset Purchase Agreement between Weberg Enterprises, Inc., John P. Weberg and Rhodes, Inc. dated October 2, 1995, as amended by the first amendment thereto dated October 31, 1995 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated October 31, 1995).

                 4.1 Credit Agreement dated as of January 12, 1996 by and among Rhodes, Inc., Wachovia Bank of Georgia, N.A. and Fleet Capital Corporation.

                27        Financial Data Schedule (for SEC use only)

         (b)     Reports on Form 8-K

         The Company filed a Current Report on Form 8-K, dated October
         31, 1995, in which it reported the consummation of the acquisition of store locations operated by Weberg Enterprises, Inc.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         RHODES, INC.
                                         --------------------
                                         (Registrant)




DATE: January 16, 1996                   By: /s/Joel H. Dugan
      ----------------                       ----------------
                                             Joel H. Dugan
                                         Senior Vice President--
                                       Finance and Administration