Form 10-K
period 1996-02-29
RHODES INC
filed 1996-05-29
CIK 83679

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K
(MARK ONE)
         X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---      SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED FEBRUARY 29, 1996

                                       OR

        --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 FOR THE TRANSITION PERIOD FROM ___________ TO _____________

                         COMMISSION FILE NUMBER: 1-9308

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

         INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                            ---

                 AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT: $67,431,925 as of May 9, 1996.

         As of May 9, 1996 the registrant had outstanding 9,149,964 shares of its Common Stock (without par value), its only outstanding class of common stock.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement relating to the 1996 Annual Meeting of Shareholders of Rhodes, Inc. are incorporated by reference into Part III.

                                     PART I
ITEM 1.  BUSINESS

RECENT DEVELOPMENTS

         On November 1, 1995 Rhodes, Inc. ("Rhodes" or the "Company") and Weberg Enterprises, Inc. ("Weberg") consummated the acquisition of 21 store operations and two distribution center operations from Weberg in the states of Colorado, Texas and Illinois. The store locations purchased recorded over $100 million in sales for the year ended December 31, 1994. The acquisition was accomplished through a purchase of the inventory and operating assets for approximately $31 million, assumption of operating leases on stores owned by third parties and the execution of new operating leases on stores owned by Weberg. Financing was provided primarily through bank credit lines. Four months of operations of the Weberg stores are included in the Company's results for the year ended February 29, 1996.

         On December 15, 1995 Rhodes consummated the acquisition of the furniture store operations of The Glick Furniture Company ("Glick's) in Columbus, Ohio, consisting of seven stores and one distribution center. The store locations purchased recorded over $41 million in sales for year ended December 31, 1994. The acquisition was accomplished through a purchase of the inventory and operating assets for approximately $11 million, assumption of operating leases on stores owned by third parties and the execution of new operating leases on stores owned by Glick's. Financing was provided through bank credit lines and a seller note in the amount of $2 million. Two and one-half months of operations of the Glick's stores are included in the Company's results for the year ended February 29, 1996.

         On April 29, 1996 the Company reported that it had retained Salomon Brothers Inc. to advise the Company concerning strategic alternatives, including a possible sale of the Company, with an objective of enhancing shareholder value.

GENERAL INFORMATION

BACKGROUND

         Rhodes is one of the largest specialty furniture retailers in the United States. Founded in 1875, the Company operated 108 stores at February 29, 1996 in metropolitan areas of 15 contiguous Southern, Midwestern and Western states and for many years has focused on selling brand name residential furniture to middle-income customers. Based on Company internal market analyses, the Company believes that it has the number one or two share of furniture sales among specialty furniture retailers in most of the markets in which it operates.

         Each of the Company's stores offers a full line of residential furniture, including upholstered furniture, recliners and occasional tables for dens and living rooms, bedroom suites and bedding, dinettes and more formal dining room suites and desks, lamps and other accessories. The Company has over the past 18 months instituted a new marketing and merchandising initiative which seeks to expand its emphasis on slightly higher priced furniture in response to the preferences of its middle income customer base. The Company has implemented this strategy through a refocused television and print media campaign and through increased offerings of higher quality, slightly higher priced furniture.

         In September, 1988 Rhodes was acquired by a group of investors led by Holcombe T. Green, Jr., who is currently Chairman of the Executive Committee of the Board of Directors of the Company. In June, 1993, the Company conducted an initial public offering (the "Initial Public Offering") and an exchange of stock for outstanding Junior Subordinated Debentures (the "Exchange"). As a result of the Initial Public Offering, the issuance of senior indebtedness and the Exchange, the Company retired $120.2 million of indebtedness and $14.7 million of preferred stock. As of May 1, 1996 Mr. Green beneficially owned 31.9% of the outstanding shares of common stock of the Company.

STORE BASE

         GENERAL

         Consistent with its strategy, the Company has pursued an aggressive remodeling and refurbishing program and focused store expansion in both existing and new markets. While the Company will continue to upgrade and expand its store base in the future, it will do so selectively in order to permit the integration of the store operations acquired from Weberg and Glick's and to avoid disruptions in store operations generally. The table below summarizes openings, closings and remodelings or refurbishments of stores during the fiscal years indicated and the Company's current plan for fiscal years 1997 and 1998.

                                                          Fiscal Year Ended February 28 or 29,
                                                          ------------------------------------
                                    Estimated
                                    ---------
                               1998          1997          1996              1995         1994            1993       1992
                               ----          ----          ----              ----         ----            ----       ----
Number of stores at            110           108            80               78            76              76          75
beginning of year

Opened or acquired              12            11  (1)       39  (2)           7  (2)        3               1           1
                                                                (3)

Closed or sold                  (1)           (9) (1)      (11) (2)          (5) (2)       (1)             (1) (4)      -
                               ---           ---           ---  (3)          --            --              --          --


Number of stores at end        121           110           108               80            78              76          76
of year                        ---           ---           ---               --            --              --          --

Stores remodeled or              -   (5)      16  (6)       12               16            16  (7)          4           2  (8)
refurbished

(1)      Includes the planned relocation of six stores.
(2)      Includes the relocation of one store.
(3) Includes 28 store operations acquired from Weberg and Glick's. Three of the stores purchased from Weberg were closed as part of the Company's acquisition plan.
(4) On August 24, 1992, Hurricane Andrew destroyed one of the Company's four Miami stores. The remaining three stores were sold in fiscal 1995.
(5) The Company will determine whether to remodel, refurbish or relocate in fiscal 1998 the nine stores (not including the newly acquired stores) that have not been remodeled. This determination will be based upon a number of factors, such as the lease terms, availability of expansion space in some cases, or suitable relocation space available for lease.
(6) The Company plans to remodel or refurbish 16 stores in fiscal 1997 of which six were substantially completed as of May 24, 1996 (and five of those were stores recently acquired from Weberg); however, the Company temporarily suspended its remodeling program in the first quarter of fiscal 1997 to await the results of Salomon Brothers' recommendations on strategic alternatives and to allow stores acquired from Weberg and Glick's to be fully integrated into Rhodes' operations.
(7) Includes the refurbishment of one store that subsequently was destroyed by fire.
(8) Remodelings and refurbishing prior to fiscal 1993 were not part of the Company's current remodeling and refurbishing program and therefore are not comparable.

         EXPANSION OF STORE BASE

         The Company believes that there are attractive opportunities for growth in new metropolitan markets due to consolidation in the retail furniture industry. The Company believes it has developed a proven retailing concept and operating philosophy, and therefore has positioned itself to take advantage of these opportunities.

         The Company is contemplating adding stores in new metropolitan markets in states where the Company is presently operating. The Company's experienced management team, coupled with standardized employee training and performance monitoring systems and sophisticated, centralized systems, allow Rhodes to open new stores with minimal start-up inefficiencies. While the Company believes it can operate single stores profitably in new markets, it is targeting the acquisition of multiple stores within new markets in order to achieve advertising and distribution efficiencies. Distribution efficiencies are maximized in situations in which the Company is able to service stores in a new market from one of its existing Regional Distribution Centers (each an "RDC") and deliver the sales of several stores from one home delivery location. The Company currently anticipates that stores in new markets would be serviced from existing RDCs (including RDCs recently acquired). The Company will consider expansion or opening of new RDCs as needed to support expansion.

         In fiscal 1996, the Company opened three stores in new markets, consisting of two stores in Kansas City, Missouri and one store in Cincinnati, Ohio. Subsequent to year end, the Company opened a third store in Kansas City. The Company has entered into leases for two new stores in Memphis, Tennessee, a new market for the Company. There are plans to open one new Cincinnati store in fiscal 1997, but leases had not been signed at year end. The Cincinnati stores will be serviced by the RDC purchased in the Glick's acquisition.

         The Company is also considering new markets for potential store additions in the future but will delay entering new markets until the recently acquired stores have been completely integrated into Rhodes. However, as part of its business strategy, the Company will continue to evaluate strategic acquisition opportunities. The Company cannot predict, however, if any transactions will be consummated, nor the terms or the form of consideration that may be required.

         INCREASE PRODUCTIVITY IN EXISTING MARKETS

         The Company's strategy to increase productivity in its existing markets will be implemented through the completion of its remodeling and refurbishing program and the opening of new cluster stores in selected existing markets.

         The Company's remodeling and refurbishing program is designed to significantly upgrade its existing stores and increase sales per store. Remodeling a store typically involves redesigning the store's display space and reconfiguring its model room settings, replacing its carpet and wallpaper, repainting its interior walls, and replacing or updating its lighting. Remodeling a store may include work on its exterior (such as paint, lighting and signage) but does not typically increase the store's existing display space. The average cost for the complete remodeling of a store in fiscal 1997 is anticipated to be approximately $18 per square foot of existing display space plus additional cost if more display space is converted from the warehouse area. Refurbishing a store typically involves replacing carpet and wallpaper, repainting and making minor improvements to the store's lighting. The average cost to refurbish a store in fiscal 1997 is anticipated to be approximately $200,000. Stores generally remain open during a remodeling or refurbishment and the event is advertised as an opportunity for customers to enjoy increased savings.

         Remodeling and refurbishing increases per store sales by creating a more attractive in-store atmosphere and enhancing the appearance of display merchandise. On a comparable store basis for up to the first 12 months after completion, all the remodeled and refurbished stores achieved average sales growth of 7.1% for fiscal 1996, compared to 2.5% for the Company as a whole. Through the end of fiscal 1996, 48 stores had been remodeled or refurbished pursuant to the program. An additional 16 stores are scheduled to be remodeled or refurbished in fiscal 1997, including 13 stores acquired from Weberg and Glick's, subject to the delay explained under "Store Base - General". The Company also intends to relocate six stores in fiscal 1997 in situations where the location, store size or lease terms are not favorable for remodeling.

         The Company continually evaluates each of its existing markets to identify attractive opportunities for the opening of additional cluster stores. In fiscal 1996, the Company opened four new stores in Atlanta, Georgia, two new stores in Charlotte, North Carolina and one new store in Jacksonville, Florida. Also, one store in the Orlando, Florida market was relocated. The Company closed several stores in fiscal 1996, four of which were stores in Atlanta whose customers will be better served by nearby, larger and more attractive stores. Three other under-performing stores in Venice and Bradenton, Florida and Jackson, Mississippi were closed. Three of the 21 Weberg stores, two in Texas and one in Colorado, were closed as part of the acquisition plan. The opening of new cluster stores in an existing market allows the Company to benefit from its name recognition and reputation in the market, to spread advertising and other operating expenses over a greater number of stores and to benefit from distribution and administrative efficiencies.

STORE OPERATIONS

         TARGET MARKET

         The Company's retailing strategy is selling quality furniture to a broad base of middle-income customers. The Company carefully tracks the demographic profile of its customer base, designs its merchandising and promotions to appeal to its targeted market and evaluates particular programs by analyzing changes in the profile of the resulting customer base. In fiscal 1995, the Company commissioned a follow-up marketing study (the "Customer Survey") of its customers and their furniture shopping needs. Based on the Customer Survey the Company believes that approximately 80% of its customers are between the ages of 25 and 54 and that approximately 65% of its customers have an annual family income of $30,000 to $75,000. The Company's senior management team has utilized the Customer Survey and other information to tailor its advertising, merchandising and other operational efforts to the perceptions and needs of its target customers.

         STORE FORMAT AND SITE SELECTION

         The Company continuously assesses retail trade areas and specific sites in its existing markets and targeted metropolitan areas to evaluate the feasibility of opening new stores. Within a trade area, the Company carefully analyzes prospective sites with respect to traffic-count levels along contiguous roadways, visibility of the site and ingress/egress characteristics, proximity to competitors and other retail trade generators, zoning restrictions, availability of suitable leasable space and other factors. The Company is particularly interested in opening new stores in shopping centers containing super stores and similar category-dominant merchandising concepts.

         Furniture typically is displayed in model room settings, complete with accessories. The design is intended to make it easy for each customer to shop at Rhodes stores and to facilitate movement of the customer from the shopping to the purchasing phase. The Company's existing stores average approximately 34,300 square feet of display space. New stores are expected to average approximately 35,000 square feet of display space. All stores are open 362 days each year and at least five evenings each week.

         MERCHANDISING AND PURCHASING

         The Company's merchandising strategy is to offer a broad selection of affordably priced home furnishings. Each of the Company's stores offers a full line of residential furniture, including upholstered furniture, recliners and occasional tables for dens and living rooms, bedroom suites and bedding, dinettes and more formal dining room suites, and desks, lamps and other accessories. With respect to many upholstered lines, the Company selects its own fabrics during the manufacturing process, rather than relying on manufacturer selections.

         The table below set forth the percentage of sales derived from the types of merchandise indicated during each of the last three fiscal years.

                                                                            FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                                            ------------------------------------
                                                                             1996          1995           1994
                                                                             ----          ----           ----
 Living Room Furniture                                                       49.5%         49.6%          49.3%

 Bedroom Furniture                                                           25.5%         25.1%          24.5%

 Dining Room Furniture                                                       10.7%         10.4%          11.8%

 Bedding                                                                     11.0%         11.7%          11.7%

 All Other Merchandise and Accessories                                        3.3%          3.2%           2.7%
                                                                            -----         -----          -----
                                                                            100.0%        100.0%         100.0%
                                                                            =====         =====          =====

         The Company's centralized merchandising and buying group selects all lines of merchandise, negotiates purchase prices and terms with suppliers and places orders for each of the Company's stores and RDC's. The Company purchases merchandise from a large number of manufacturers, including well-known brands such as Alan White, Armstrong, Bassett, Berkline, Broyhill, Dunmore, Kincaid, Klaussner, La-Z-Boy, River Oaks, Samuel Lawrence, Sealy, Simmons and Universal, manufacturing products designed by Alexander Julian. In fiscal 1996, La-Z-Boy, making products under the brand names La-Z-Boy and Kincaid, accounted for approximately 11.2% of the Company's total purchases and Universal accounted for approximately 10.1%. The Company believes its buying power results in advantageous pricing and delivery and favorable freight costs from vendors, thereby enhancing competitiveness and profitability. The Company's inventory control system provides its headquarters group with merchandising information, and the group also receives information from regional and store managers regarding local preferences and market conditions.

         The Company continually reviews and revises its merchandising mix to respond to the tastes of its customers. The Company recently added a new line of affordable home furnishings designed by clothing designer Alexander Julian and manufactured by Universal. The Company believes that this line, which includes dining, bedroom and living room furniture, has been attractive to its customers because it offers designer furnishings at affordable prices.

         PROMOTIONS AND ADVERTISING

         The Company relies to a considerable extent upon its promotions and advertising to produce sales, with much of the Company's marketing also featuring the availability of in-store credit and special credit plans. The Company conducts over 40 Company-wide promotional events each year. Sales events are generally related to holidays and other promotional events. The staff at the Company's headquarters develops a monthly calendar of Company-wide promotional events.

         The Company advertises extensively throughout the year in newspapers and by use of radio and television in each of its markets. Color circulars also are issued twice a year in special mailings or newspaper inserts. The Company highlights its "30-Day Money Back Guarantee" in its new advertising. The Company believes, based on the results from the Customer Survey, that raising customer awareness of this policy provides Rhodes with a competitive advantage. Over the last two years, the Company has shifted the focus of its advertising program from newspaper and print media to television and radio advertising. In fiscal 1996, radio and television advertising accounted for approximately 49.3%, of the Company's total advertising expense. Regional managers along with the staff of the Company's headquarters and advertising agency are responsible for determining the appropriate media mix for the monthly advertising budget in each market. All advertising is prepared by the staff at the Company's headquarters in conjunction with an outside advertising agency.

         CUSTOMER SATISFACTION

         The Company is implementing a number of changes designed to respond to concerns expressed in the Customer Survey. The Presidential Hotline continues to respond promptly to customer inquiries and monitor responses and follow- up. In addition, Rhodes has initiated statistical analyses of both the Company's and manufacturers' timing with respect to responding to complaints, including the delivery and installation of replacement parts. In addition, the Company continues to offer all customers a "30 Day Money Back Guarantee".

         MANAGEMENT INFORMATION SYSTEM

         The Company has developed and installed an advanced inventory control and point-of-sale information system which enables senior management to improve individual store performance and to access customer demographics, credit, sales and inventory information on a real-time basis. This system, which the Company believes to be one of the most advanced in the furniture retailing industry, expedites the processing of customer transactions and credit approval, controls inventory levels and is designed to support future growth. Specifically, the Company monitors and controls merchandise levels and movements in each store and RDC from its Atlanta headquarters.

         The Company has successfully completed installation of bar coding in six RDCs, including the three RDCs acquired from Weberg and Glick's, as of March 16, 1996. The remaining five RDsC will be put on bar coding during fiscal 1997. Additionally, all the acquired stores were operating on Rhodes total inventory and point-of-sale system by March 16, 1996, although additional training and experience will be required before all the acquired stores and warehouses are operating efficiently.

         Management believes that this system will allow the Company to support the operation of new stores without major capital expenditures or substantial increases in its corporate overhead. Although entering a new market will require the expansion of certain hardware systems, the Company believes that its existing merchandising, promotional, inventory and training systems will allow it to add new stores in existing or new markets in a cost-effective manner.

         MANAGEMENT AND TRAINING

         One of the competitive strengths of the Company is the experience of its senior management team. With the exception of the Senior Vice President, Marketing, who was hired in June 1995 and has over 25 years of experience in the advertising business, the seven executive officers of the Company have between 9 and 24 years of experience with Rhodes.

         Senior management is supported in each of the Company's 11 operating regions by a regional manager and, in most regions, area managers. The 11 regional managers and four divisional managers have an average of ten years of experience with Rhodes. The Company believes that its regional, area and store managers are attractively compensated with substantial incentive compensation based on operating results. In addition, all store, sales personnel are compensated through sales commissions with minimum commission guarantees. Rhodes management believes that this incentive compensation increases motivation at the store level and contributes to increased sales in its stores.

         Store management personnel undergo extensive and regular training, which is designed to keep managers and employees informed of all standardized Company operating policies, including procedures for sales, inventory maintenance, credit extension, advertising, store administration and merchandise display. Training programs are conducted both at the Company's stores and at the Company's headquarters in Atlanta. Through the training process, management believes it has identified employees whose experience and training will qualify them to be store managers in stores expected to be opened or acquired in the current fiscal year.

         DISTRIBUTION AND DELIVERY

         Inventories are maintained in 11 RDCs, from which merchandise is shipped to the appropriate store for delivery to the customer's home. The 11 RDCs, which collectively have more than 1.1 million square feet, have cantilever racking and computer-controlled inventory storage. The Company believes that the RDC acquired from Glick's will support the Columbus stores and store openings or acquisitions in Cincinnati, Ohio and other areas within an approximately 300-mile radius of Columbus, and the Denver, Colorado RDC acquired from Weberg will support the Colorado stores and store openings or acquisitions within an approximately 300 mile radius of Denver. An addition of 98,000 square feet was completed at the Powder Springs, Georgia RDCs in May, 1995. The Company believes its RDCs and inventory control and point-of-sale information system will provide it with the aggregate capacity needed to support the presently planned store growth. The Company will consider expansion or opening of new RDCs as needed to support expansion.

         Typically, each store is within 300 miles of one of the RDCs. Substantially all of the Company's merchandise is distributed to its stores through its RDCs. The Company operates a fleet of trucks which delivers merchandise from an RDC to each store several times each week. The Company believes the use of the RDCs and its inventory control system enable the Company to make available a broader selection of merchandise, to reduce inventory requirements at individual stores, to benefit from volume purchasing and to provide prompt delivery to customers.

         Deliveries to customers are made from the Company's stores or home delivery locations for multiple stores in larger markets by independent contractors or, in certain markets, by Company-operated trucks. In certain of its major metropolitan markets, the Company guarantees next-day delivery for all in-stock purchases and the Company believes that this program and its prompt delivery for all stores provide it with a competitive advantage.

         CREDIT OPERATIONS

         The Company offers its customers the option to purchase furniture using cash, the Rhodes credit card or other major nationally recognized credit cards. Approximately 72.7% of the Company's sales in fiscal 1996 were made through the Rhodes credit card, which operates as a revolving charge account. All credit applications, sales and many payments on account are processed electronically through the Company's point-of-sale system. The terms for the Rhodes credit card purchases are flexible and on most purchases allow up to 48 months to pay. The Company also provides promotional credit plans to its customers in which no interest is charged on purchases made under the plan or in which monthly payments are deferred. The Company's credit operation was installed in all stores purchased from Weberg and Glick's upon the closing of their acquisition.

         Since June of 1992, BNB has operated the Rhodes private-label credit card program. Pursuant to the Merchant Agreement, the Company sells its customer installment receivables to BNB and derives income from commissions earned on certain credit transactions. The Merchant Agreement is terminable by either Rhodes or BNB on 180 days notice and is subject to early termination by BNB in the event of a bankruptcy filing by or against Rhodes or upon 30 days notice in the event of a material change in any law or regulation or in the operation, assets, condition (financial or otherwise), business or ownership of Rhodes. Upon termination, Rhodes may, at its option, repurchase the total portfolio of outstanding consumer installment receivables for 106% of the outstanding principal balances, including accrued interest, subject to certain rights of BNB to securitize and sell the portfolio. The Company believes that reduced administrative, bad debt and interest expenses more than offset the finance charges that it would earn on these receivables, and that it benefits from the elimination of the interest rate and credit risks inherent in owning a large portfolio of consumer receivables.

COMPETITION

         The retail home furnishings business is highly competitive and fragmented. The Company competes with a large number of independent furniture stores which operate in single markets, other regional and national furniture store chains and various department stores and mass merchandisers. Based on statistics published by Furniture/Today magazine for 1995, the Company was the sixth largest conventional furniture retailer in the United States; however, the ten largest conventional furniture retailers accounted for less than 16% of industry sales in 1995. Based on Company internal market analyses, the Company believes that it has the number one or two share of furniture sales among specialty furniture retailers in most markets in which it operates. The Company's competition varies according to geographic area. Rhodes' principal competitors consist of other local independent specialty furniture retailers, regional specialty furniture retailers and general merchandisers. Some of the furniture store chains, department stores and mass merchandisers with which the Company competes have greater financial and other resources than the Company.

         The retail furniture industry competes primarily on the basis of quality, price and service. Each of the Company's stores offers a broad line of brand name merchandise, emphasizing good quality and an extensive selection. The Company employs an aggressive pricing policy, under which it guarantees to sell each item at the lowest advertised price in the market. Rhodes emphasizes superior service through in-store credit, prompt delivery of merchandise, professionally trained salespersons and convenient locations and a 30 day unconditional return policy.

SERVICE MARKS

         The Company currently conducts its business under the names "Rhodes," "Crossroads" (in Kentucky, St. Louis, Missouri and Fairview Heights, Illinois), "Marks-Fitzgerald" (in Birmingham, Alabama), "Fowler's Furniture Center" (in Knoxville, Tennessee) "Weberg Furniture Company" (in Colorado, Texas and Champaign, Illinois), "The Glick Furniture Company" (in Columbus, Ohio) and holds service marks for each of these names and other service marks. However, the Company ultimately intends to operate all of its stores under the "Rhodes" name and has begun to systematically implement changes in signage and other forms of advertising in the markets where business is conducted under names other than "Rhodes". In the third quarter of fiscal 1996, the Company recorded one-time non-recurring charge for certain costs relating to changing the names of the stores operating as "Crossroads", "Marks-Fitzgerald", "Fowler's Furniture Center", 'Weberg Furniture Company" and "The Glick Furniture Company" to "Rhodes".

EMPLOYEES

As of April 30, 1996, the Company employed 3,761 persons, including 3,324 in sales and store operations, 271 in its RDC and 166 in its corporate office. The Company has never experienced a work stoppage due to labor difficulties. The Company is not a party to any collective bargaining agreements and considers its relations with employees to be good.

ITEM 2.  PROPERTIES

PROPERTIES

         The Company's stores are free-standing units or are located in shopping centers, and have display space ranging from approximately 17,000 square feet to approximately 92,000 square feet (with an average of approximately 34,300 square feet). The Company owns eight of its stores and leases the remaining 100, of which nine are leased pursuant to sale/leaseback arrangements.

         The Company also operates 11 RDCs which are used to warehouse inventory pending shipment to individual stores. The 11 RDCs collectively have more than 1.1 million square feet and have cantilever racking and computer-controlled inventory. Five of the RDCs are owned and six are leased. In addition, one of the owned RDCs has an attached facility which is leased. The six leased RDCs have initial terms which will expire at various dates through 2010, with an average lease term, including renewal options, of approximately 13 years.

         Store leases have initial terms which will expire at various dates through 2021, with an average lease term, including renewal options, of approximately 14 years. The Company's leases generally provide for fixed monthly rentals, although some provide for fixed minimum rentals with a percentage rental based on sales.

         The Company's principal executive offices are located in a 59,289 square foot leased facility located in Atlanta, Georgia. The facility is leased by the Company pursuant to two leases, one of which extends to July 2005 and the other of which extends to May 2002 and which the Company has an option to extend for an additional ten-year term.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

ITEM X.  EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information with respect to each person who is an executive officer of the Company, as indicated below.

         NAME                                AGE                  POSITION WITH THE COMPANY
         ----                                ---                  -------------------------
 Irwin L. Lowenstein                         60    Director, Chairman of the Board and Chief Executive Officer

 Joel T. Lanham                              40    President and Chief Operating Officer

 Joel H. Dugan                               57    Senior Vice President, Finance and Administration

 Don M. Parker                               52    Senior Vice President, Merchandising and Advertising

 James A. Welch                              45    Senior Vice President, Operations

 Steven L. Hurwitz                           49    Senior Vice President, Marketing

 Barbara W. Snow                             38    Vice President and Corporate Controller

         Irwin L. Lowenstein joined the Company in 1972, served as President and chief operating officer from 1973 until 1994 and has been a Director of the Company since 1979. In 1989, Mr. Lowenstein was elected Chief Executive Officer of the Company, and in 1994, Mr. Lowenstein was elected Chairman of the Board of Directors. Mr. Lowenstein is a director of L.A.T. Sportswear, Inc., a sportswear manufacturer and distributor.

         Joel T. Lanham joined the Company in 1976. In 1994, Mr. Lanham became President and Chief Operating Officer. For the five years prior thereto he was Senior Vice President and Executive Vice President, Operations. He is director of the National Home Furnishings Association.

         Joel H. Dugan joined the Company in 1985. Mr. Dugan, a certified public accountant formerly with Price Waterhouse & Co., was elected Vice President, Accounting and Information Services in 1985 and Senior Vice President, Finance and Administration in 1988.

         Don M. Parker joined the Company in 1987 as the Regional Manager for the Atlanta area stores, and served in that capacity until being named Senior Vice President, Merchandising and Advertising in May, 1993. Prior to joining the Company, Mr. Parker served as General Manager for Maxwell Furniture, a furniture retailer.

         James A. Welch joined the Company in 1986. In 1994, Mr. Welch was elected Senior Vice President, Operations. For the five years prior thereto he served as Regional Manager and Division Manager.

         Steven L. Hurwitz jointed the Company in 1995. He currently serves as Senior Vice President, Marketing. For the past 14 years prior to joining the Company, Mr. Hurwitz served as Senior Vice President and Group Account Director with McCann-Erickson, Inc., a national advertising agency, where he had 25 years of experience.

         Barbara W. Snow joined the Company in 1981 and has served as Corporate Controller since 1988. Ms. Snow, a certified public accountant, served in the capacity of Accounting Manager prior to being promoted to Corporate Controller. In 1994, Ms. Snow was elected to the additional office of Vice President.

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


 FISCAL 1995                                                                                HIGH            LOW
 First Quarter            Ended May 31, 1994                                               $20 1/4        $13 1/2

 Second Quarter           Ended August 31, 1994                                            $16            $ 9

 Third Quarter            Ended November 30, 1994                                          $10 1/2        $ 9 1/4

 Fourth Quarter           Ended February 28, 1995                                          $12 7/8        $ 8 3/8

 FISCAL 1996

 First Quarter            Ended May 31, 1995                                               $12            $ 8 5/8

 Second Quarter           Ended August 31, 1995                                            $11 3/8        $ 8 7/8

 Third Quarter            Ended November 30, 1995                                          $12 5/8        $ 9 5/8

 Fourth Quarter           Ended February 29, 1996                                          $11 1/8        $ 9 3/8

 FISCAL 1997

 First Quarter            Through May 15, 1996                                             $11 5/8        $10 5/8

         As of May 1, 1996, there were approximately 369 holders of record of the Company's common stock.

         The Company has paid no cash dividends since the Acquisition in 1988 and it has no plans to commence payment of cash dividends on its Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA

         The following information with respect to the Company's consolidated financial statements for the fiscal years ended February 29, 1996, February 28, 1995 and 1994, has been derived from, and should be read in conjunction with, the Company's audited consolidated financial statements.

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

         SAME STORE SALES GROWTH: Growth in furniture and services sold and delivered by stores open for the same months in each comparative period.

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

         SALES PER STORE: Net sales for the fiscal year divided by the average number of stores open at the end of each month during the fiscal year.

                                                                         FISCAL YEAR ENDED FEBRUARY 28 OR 29,
                                                            1996           1995           1994          1993          1992
                                                            ----           ----           ----          ----          ----
                                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA
                                                                ------------------------------------------------------
 STATEMENT OF OPERATIONS DATA

 Net Sales                                               $  430,193       $361,238       $325,255     $286,527       $265,924

 Cost of Goods Sold                                         225,953        185,995        168,425      150,344        139,876
                                                         ----------       --------       --------     --------       --------
      Gross Profit                                          204,240        175,243        156,830      136,183        126,048
                                                         ----------       --------       --------     --------       --------
 Finance Charges and Insurance Commissions                    5,822          4,935          4,892       13,853         37,725
                                                         ----------       --------       --------     --------       --------
 OPERATING EXPENSES:

 Selling, general and administrative                        187,913        151,111        136,269      129,225        127,446(1)

 Provision for credit losses                                    167            164            213        4,803          7,413(1)

 Amortization of intangibles                                  2,933          3,074          3,132        3,253          3,433

 Non-recurring charge                                         2,400              -              -            -              -

 Other (income) expense, net                                   (401)           197              8         (575)           868
                                                         ----------       --------       --------     --------       --------
                                                            193,012        154,546        139,622      136,706        139,160
                                                         ----------       --------       --------     --------       --------
 Operating income                                            17,050         25,632         22,100       13,330         24,613

 Non-recurring items                                              -              -              -            -          1,162

 Interest Expense, Net                                        6,898          6,109         11,545       24,306         33,920
                                                         ----------       --------       --------     --------       --------
 Income (Loss) Before Income Taxes, Change in
 Accounting Principal and Extraordinary Item                 10,152         19,523         10,555      (10,976)       (10,469)

 Provision (Benefit) for Income Taxes                         4,162          8,004          4,508       (1,145)        (1,234)
                                                         ----------       --------       --------     --------       --------
 Net Income (Loss) Before Change in Accounting
 Principle and Extraordinary Item (2)                         5,990         11,519          6,047       (9,831)        (9,235)


 Cumulative Effect on Prior Years of Change in
 Accounting for Income Taxes                                      -              -              -            -           (719)

 Extraordinary Item(2)                                            -              -         (2,727)           -              -
                                                         ----------       --------       --------     --------       --------
      Net Income (Loss)                                  $    5,990       $ 11,519       $  3,320     $ (9,831)      $ (9,954)
                                                         ==========       ========       ========     ========       ========
 PER SHARE DATA:

 Net Income (Loss) Before Extraordinary Item               (5)$0.80       $   1.18       (2)$0.83     $  (6.68)      $  (8.85)


 Net Income (Loss)                                             0.64           1.18           0.45        (6.68)         (8.85)

 Dividends                                                        -              -              -            -              -

 Weighted Average Shares Outstanding (000's)                  9,304          9,760          7,302        1,472          1,125

 OTHER OPERATING DATA:

 Depreciation and Amortization                           $   11,372       $  9,796       $  9,531     $  9,717       $ 10,021

 Non-Cash Interest Expense                                        -              -          2,626        6,653          6,257

 Capital Expenditures                                     (6)23,477         14,101          6,860        3,405          2,769

 Gross Profit Percentage                                       47.5%          48.5%          48.2%        47.5%          47.4%

 FIFO Inventory Turnover                                        3.3x           3.6x           3.8x         3.8x           3.7 x

 STORE DATA:

 Stores Open at Period End                                      108             80             78           76             76

 Average Display Square Footage (000s)                        2,950          2,411          2,270        2,184          2,182

 Total Store Sales Growth                                      19.1%          11.1%          13.5%         7.7%           3.6 %

 Same Stores Sales Growth                                       2.5%           7.1%       (3)10.0%      (4)7.0%          (0.6)%

 Sales Per Square Foot                                          146            150            143          131            122

 Sales Per Non-Sales Employee (000s)                            237            239            231          213            185

 Sales Per Store (000s)                                       4,784          4,607          4,229        3,795          3,538

 BALANCE SHEET DATA (AT END OF PERIOD):

 Working Capital                                           $  6,801       $    171       $    608     $(10,077)      $ (9,759)

 Total Assets                                               261,759        198,410        185,604      175,754        349,152

 Total Debt (including obligations Under Capital             96,265         55,002         60,831      145,706        307,821
 Leases)

 Shareholders' Equity (Deficit)                              70,020         67,500         59,909      (23,850)       (14,073)

(1) In fiscal 1992, the Company sold, without recourse, a portion of its written-off accounts to an affiliate. The effect of these transactions was to reduce the provision for credit losses by $1,001,000 and increase selling, general and administrative expenses by $494,000.
(2) In the year ended February 28, 1994, the Company recorded an extraordinary charge, net of taxes, against net income of $2,727,000, or $(0.38) per share, which resulted from the early retirement of debt principally in connection with the Recapitalization.
(3) Same store sales growth for fiscal 1994, excluding the results of three Florida stores that were favorably impacted in fiscal 1993 by increased sales following Hurricane Andrew, was 12.2% compared with fiscal 1993.
(4) Same store sales growth for fiscal 1993, excluding the three Florida stores that were favorably impacted in fiscal 1993 by increased sales following Hurricane Andrew, was 6.2% for fiscal 1993 compared with fiscal 1992.
(5) In the year ended February 29, 1996, the Company recorded a non-recurring charge to reflect the cost of changing the names of 33 stores to "Rhodes" and the cost of closing four stores.
(6) Capital expenditures reported does not include capital assets purchased in the Weberg and Glick acquisition which totaled $6,273,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

RESULTS OF OPERATIONS

         The following table sets forth certain financial data expressed as a percentage of net sales for the fiscal years ended February 29, 1996, February 28, 1995, and 1994

                                                                                                   FISCAL YEARS ENDED
                                                                                                   FEBRUARY 28 OR 29,
                                                                                              1996         1995        1994
                                                                                              ----         ----        ----
 Net Sales                                                                                   100.0%       100.0%      100.0%

 Cost of Goods Sold                                                                           52.5         51.5        51.8
                                                                                             -----        -----       -----
      Gross Profit                                                                            47.5         48.5        48.2
                                                                                             -----        -----       -----
 Finance Charges and Insurance Commissions                                                     1.4          1.4         1.5
                                                                                             -----        -----       -----
 Operating Expenses:

      Selling                                                                                 16.8         16.0        15.9

      General and Administrative                                                              26.9         25.9        26.0

      Amortization                                                                             0.7          0.9         1.0

      Provision for credit losses                                                                -            -         0.1

      Other (income) expense, net                                                             -0.1          0.1           -
                                                                                             -----        -----       -----
                                                                                              44.3         42.9        42.9
                                                                                             -----        -----       -----
      Operating Income                                                                         4.5          7.1         6.8

 Interest Expense, net                                                                         1.6          1.7         3.5
                                                                                             -----        -----       -----
 Income Before Income Taxes and Extraordinary Item
                                                                                               2.9          5.4         3.3

 Net Income Before Extraordinary Item                                                          1.7          3.2         1.9

         The following discussion contains forward-looking statements with respect to the Company's sales and remodeling and refurbishment plans. The Company's ability to meet these projections will be subject to general economic trends, available cash flow and sales trends for the Company and the industry.

         FISCAL YEARS ENDED 1996 AND 1995 COMPARED

         Net sales increased 19.1% to $430,193,000 from $361,238,000 for the fiscal year ended February 29, 1996, compared with the same period last year. Same store sales growth was 2.5% for fiscal 1996. Income before a third quarter non-recurring charge for fiscal 1996 decreased 35.7% to $7,406,000, compared with $11,519,000 for the same period last year. Earnings per share for the year before the non-recurring charge was $.80, compared with $1.18 per share last year, a decrease of 32.2%. Operating income for the year ended February 29, 1996 before the non-recurring charge was $19,450,000 (4.5% of net sales) a decrease of 24.1% compared with $25,632,000 (7.1% of net sales) for the same period.

         The Company's same store sales percentage increase was negative in the fourth quarter of fiscal 1996 reflecting an unfavorable economic climate for furniture retailing. This sales difficulty has continued into the first quarter of fiscal 1997, although management is optimistic about the second half of the coming fiscal year.

         In fiscal 1996, the Company opened three stores in new markets, two in Kansas City, Missouri and one in Cincinnati, Ohio. Subsequent to year end, the Company opened a third store in Kansas City. Leases have been signed to open a new market area in Memphis, Tennessee with two stores in fiscal 1997. There are plans to open one Cincinnati store in fiscal 1997 and another in early fiscal 1998. The Cincinnati stores will be serviced by the RDC purchased in the Glick's acquisition.

         In existing markets, the Company opened four stores in Atlanta, Georgia, two stores in Charlotte, North Carolina and one store in Jacksonville, Florida. Also, one store in the Orlando, Florida market was relocated. The Company closed 11 stores in fiscal 1996, four of which were stores in Atlanta whose customers can be better served by nearby, larger and more attractive stores. Three other under performing stores in Venice and Bradenton, Florida and Jackson, Mississippi were closed. Three of the 21 Weberg stores, two in Texas and one in Colorado, were closed as part of the Company's acquisition plan for Weberg.

         The Company completed remodeling nine stores and refurbishing three stores during fiscal 1996, bringing the total completed to 48 since the program began in fiscal 1993. Sixteen more stores are scheduled for remodeling or refurbishment during this fiscal year, including 13 acquired from Weberg and Glick's, subject to the delay explained under "Store Base - General".

         Gross profit as a percentage of net sales for fiscal 1996, decreased to 47.5% from 48.5%, compared with last year. The decline in the gross profit percentage was due to more aggressive price promotions during the year, and lower gross profit in the acquired stores. The acquired stores will have lower gross profit in fiscal year 1997 than Rhodes has had historically as the inventories are liquidated and changed to Rhodes' line-up in the first quarter of fiscal 1997 and due to the accounting deferral of revenues from warranties sold for the first time in the acquired stores. The Texas and Colorado stores will continue to have lower gross profit due to higher freight costs.

         Due to the decision to accelerate the liquidation of merchandise in the stores acquired from Weberg and Glick's, to be replaced with Rhodes' merchandise line-up, the Company expects net income for the first quarter of fiscal 1997 to be substantially less than last year.

         Finance charge and insurance commission income derives from commissions earned under the Company's merchant agreement (the "Merchant Agreement") whereby all newly created accounts receivable are sold to Beneficial National Bank U.S.A. ("BNB") and from commissions on credit insurance on credit customer balances. The amounts earned increased for fiscal 1996 due to an increase since last year in the amounts paid to the Company by BNB for origination of new accounts and an increase in the net insurance commission collected on customers' accounts.

         Selling expense for fiscal 1996 increased as a percentage of net sales to 16.8%, compared with 16.0% last year. The increase is due to more expensive interest-free and deferred payment credit promotions, compared with the prior year. Advertising expense was higher as a percentage to net sales, due to more aggressive advertising late in the year due to the poor furniture retailing environment.

         General and administrative expenses for fiscal 1996 increased to $115,809,000 (26.9% of net sales) from $93,391,000 (25.9% of net sales) last year. The increased expense is due to increases in employee expenses and the cost of adding 39 new stores and four RDCs. The increase in the percentage of net sales is due primarily to lower comparable store sales growth this year compared with last year.

         The Company also recorded in the third quarter a non-recurring one-time charge to reflect the cost of changing the names of 33 stores to "Rhodes" and the cost of closing four stores. The aggregate amount of the charge was $2,400,000, before income tax benefit of $984,000, for a net charge of $1,416,000. Net income for fiscal 1996 after deducting the non-recurring charge was $5,990,000 or $.64 per share.

         Interest expense on the Company's indebtedness is expected to increase in future periods due to the debt incurred to finance the acquisitions of the Weberg and Glick's stores and distribution center operations.

         The retail furniture sales environment has slowly deteriorated for the past year, a situation that management expects to continue, at least through the first two quarters of fiscal 1997. Management's strategy is to integrate the newly acquired stores into Rhodes' operations and then continue acquiring and opening new stores, on a sound fiscal basis, in order to profit from the next economic cycle of growth from a much larger platform of stores.

         FISCAL YEARS 1995 AND 1994 COMPARED

         Net sales increased 11.1% to $361,238,000 from $325,255,000 for fiscal 1995 compared with the prior fiscal year. Same store sales growth was 7.1% for fiscal 1995. Operating income for fiscal 1995 was $25,632,000 (7.1% of net sales), an increase of 16.0% compared with $22,100,000 (6.8% of net sales) for the prior fiscal year. Net income for fiscal 1995 increased 90.5% to $11,519,000, or $1.18 per share, compared with $6,047,000, or $.83 per share for the prior year before extraordinary item.

         During fiscal 1995 Rhodes opened three new stores in Atlanta, Georgia, one in Birmingham, Alabama, one in St. Louis, Missouri and one in Eustis, Florida, which was acquired in an exchange for the Company's three Miami stores. One store was also opened in Columbia, South Carolina to replace a store that was closed at the same time. The Company also lost one store to a fire in Jacksonville, Florida, bringing the total stores in operation at February 28, 1995 to 80, compared to 78 stores in operation at February 28, 1994. Sixteen stores were remodeled or refurbished in fiscal 1995.

         Gross profit as a percentage of net sales for the year increased to 48.5% from 48.2%, compared with last year. The gross profit improvement is attributable to improved gross profit on furniture sales and improved sales penetration of extended warranties which have a higher gross profit margin.

         Finance charge and insurance commission income derives from commissions earned from BNB on new credit sales under the Merchant Agreement and from commissions on credit insurance on credit customer balances. Income increased due to additional commissions earned on customers' accounts partially offset by lower commissions earned from BNB.

         Selling expense for fiscal 1995 increased slightly as a percentage of net sales to 16.0%, compared with 15.9% last year due to an increase in advertising expenses, which were offset, in part, by lower net costs on credit promotions charges. Selling expense varies as a percentage of sales due to a number of factors including the level of advertising, credit promotions and the opening of new stores.

         General and administrative expenses for the year increased to $93,391,000 (25.9% of net sales) from $84,404,000 (26.0% of net sales) last year. The increased expense for the year is due to having seven new stores in fiscal 1995, less the three Miami stores sold in the second quarter plus increases in employee expenses. General and administrative expenses, as a percentage of sales, were approximately the same due to increased sales volume.

         Other expenses for fiscal 1995 includes an accrual of $375,000 in anticipation of the losses expected to be incurred upon closing two stores in fiscal 1996.

         Interest expense for the year ended February 28, 1995 decreased to $6,109,000 compared with $11,545,000 for last year as a result of the Initial Public Offering, the issuance of the Senior Notes, the Exchange and the related reduction in the Company's indebtedness.

         The Company reviewed Statements of Financial Accounting Standards issued by the Financial Accounting Standards Board in fiscal 1996 and believes that the adoption of these standards will not have a material effect on the Company's financial statements taken as a whole.

         EFFECTS OF INFLATION ON OPERATIONS

         Although the rate of inflation has remained low and has had little impact on the Company during the last three fiscal years ended February 29, 1996, the Company's operating results could be adversely affected by high rates of inflation. The area which could be most affected is the Company's cost to replenish inventory. An increase in the cost of inventory would be mitigated, however, to the extent the Company was able to pass along such costs to its customers through price increases. The Company's interest rate risk is limited to the variable rate of interest paid under the Company's revolving credit agreement with Wachovia Bank of Georgia, N.A. and Fleet Capital Corporation for an aggregate of $65 million (the "Existing Revolver").

LIQUIDITY AND CAPITAL RESOURCES

         Currently, the Company's principal sources of liquidity are cash flow from operations and additional borrowing capacity under its Existing Revolver. The Company had net cash provided by operating activities of approximately $23.3 million, $25.9 million and $19.4 million, in fiscal years 1996, 1995 and 1994, respectively. The Company's principal uses of cash are capital expenditures, working capital needs and debt service obligations.

         At the end of fiscal years 1996, 1995, and 1994, LIFO inventories were $88.0 million, $54.4 million, and $48.2 million, respectively. FIFO inventory turns decreased to 3.3x for fiscal 1996 from 3.6x in fiscal 1995 and 3.8x in fiscal 1994. Inventories have been increased due to the addition of new, larger stores and the addition of the Kansas City, Missouri RDC and expansion of the Powder Springs, Georgia RDC. The Company has historically had low or negative working capital, primarily as a result of its tight inventory controls, low cash balances and the inclusion in current liabilities of deferred revenues, such as merchandise sold but not delivered and deferred warranty revenue.

         The Company made additions to property and equipment of approximately $23.5 million, $14.1 million and $6.9 million for fiscal years 1996, 1995 and 1994, respectively. The fiscal 1996 additions exclude $6.3 million related to the Weberg and Glick's acquisitions. The expenditures have been both for the opening of new stores and capital replacements in existing stores, including the remodeling completed for 12 stores in fiscal 1996, 16 stores in fiscal 1995 and 16 stores in fiscal 1994. The Company plans to spend approximately $27.0 million in fiscal 1997 and $25.0 million in 1998, however, capital expenditures in excess of $18.0 million in any year after 1996, will require approval under the Existing Revolver. Although the Company still plans to remodel or refurbish 16 stores in fiscal 1997, it has for the present temporarily suspended the remodeling program with completion of six stores both to await the results of the Salomon Brothers' recommendations on strategic alternatives and to allow the stores acquired from Weberg and Glick's to be fully integrated into Rhodes' operation. These increases also reflect the cost of the additional 17 new stores and the relocation of six stores over the two year period. The Company anticipates that these increased capital expenditures will be funded primarily from cash flow from operations. If the Company's cash flow from operations were insufficient to fund such capital expenditures, the Company would consider additional means to finance its remodeling and refurbishing and expansion programs or delaying or limiting such programs. Acquisitions over $3 million or $5 million in the aggregate for any four consecutive quarters require approval under the Existing Revolver.

         Since March 1, 1995, the Company has purchased 368,900 shares of its Common Stock for an aggregate purchase price of $3.8 million. Under the Existing Revolver, the Company is generally prohibited from making distributions. However, the Company may make distributions to its shareholders, (i) so long as no event of default exists or would result from any such distribution and (ii) the amount of the distributions during the term of the Existing Revolver does not exceed, in the aggregate $3.0 million.

         The Company's consolidated funded indebtedness at February 29, 1996 including obligations under capital leases, was $96.0 million, up from $55 million at February 28, 1995 and $60.8 million at February 28, 1994. Set forth below are the scheduled principal payments required under the Company's existing debt agreements.

                         Fiscal 1997                 $11.6 million

                         Fiscal 1998                 $14.9 million

                         Fiscal 1999                 $37.7 million


         The maximum availability of funds under the Existing Revolver is the lesser of $45.0 million or 50% of eligible inventory, plus a three year term loan of $20.0 million. The Existing Revolver is secured by substantially all of the inventory of the Company. As of May 9, 1996, borrowings under the Existing Revolver were approximately $33.8 million and approximately $8.2 million remained available for borrowing. Loans outstanding under the Existing Revolver generally will bear interest at one of two interest rate options selected by the Company: (i) Prime Rate or (ii) a quoted LIBOR plus 1.75% per annum for specified interest periods, and (iii) prime rate plus 1.0% per annum for the aggregate amount that the total term loan and the revolving loan exceeds 50% of eligible inventory. The "Prime Rate" is the rate of interest announced publicly by the lender, from time to time, as its prime rate. The Company is required to pay a commitment fee of 0.50% per annum of the average daily unused portion of the lender's commitment under the Existing Revolver. The loan agreement expires on January 12, 1999 and therefore has been classified in the financial statements as long term debt, except for the current portion of the three year term loan.

         The terms of the Existing Revolver impose restrictions that affect, among other things, the Company's ability to (i) incur certain additional indebtedness, (ii) create liens on assets, (iii) sell assets, (iv) engage in mergers or consolidations, (v) make investments, (vi) pay dividends, effect stock repurchases and make distributions and (vii) engage in certain actions with affiliates and subsidiaries. The Existing Revolver also requires the Company to comply with certain specified financial ratios and tests.

         The Company expects to continue to finance inventories, future expansion, debt service requirements and other cash needs with cash flow from operations supplemented by other potential sources of capital, principally the sources described above. Although there can be no assurance as to the availability of other sources of funding, management believes that internally generated funds and amounts available under the its bank leanding arrangements will be sufficient to fund the Company's present and proposed operations and capital expenditure program and expansion program.

         In connection with the acquisitions of Weberg and Glick's the Company assumed or executed operating leases for an aggregate of 28 store locations and three distribution centers and paid additional consideration for inventory and operating assets aggregating approximately $41.0 million. Funding was provided through bank debt and the issuance of notes aggregating $2.0 million to Glick's.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements of the Company are set forth herein beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See Item X of Part 1 hereof and incorporated herein by reference to the annual proxy statement relating to the 1996 annual meeting of shareholders of the Company.

ITEM 11.         EXECUTIVE COMPENSATION

         Incorporated by reference to the annual proxy statement relating to the 1996 annual meeting of shareholders of the Company.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference to the annual proxy statement relating to the 1996 annual meeting of shareholders of the Company.

ITEM 13.         CERTAIN RELATIONSHIPS AND TRANSACTIONS

         Incorporated by reference to the annual proxy statement relating to the 1996 annual meeting of shareholders of the Company.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                 8-K

         (a)     1.       Financial Statements

                          The following financial statements (beginning on page F-1 - F-28) are filed under Item 8 of this Annual
                          Report:

                                  Report of Independent Public Accountants

                                  Consolidated balance sheets as of February
                                  29, 1996 and February 28, 1995

                                  Consolidated statements of operations for the years ended February 29, 1996, February 28, 1995 and February 28, 1994

                                  Consolidated statements of shareholders' equity for the years ended February 29, 1996, February 28, 1995 and February 28, 1994

                                  Consolidated statements of cash flows for the years ended February 29, 1996, February 28, 1995 and February 28, 1994

                                  Notes to consolidated financial statements for the years ended February 29, 1996, February 28, 1995 and February 28, 1994

                                  Report of Independent Public Accountants -
                                  Rhodes, Inc. 1994 Employee Stock Purchase
                                  Plan

                                  Statement of Net Assets Available for
                                  Purchase of Stock - Rhodes, Inc. 1994
                                  Employee Stock Purchase Plan

                 2. The following financial statement schedules are filed as part of this Annual Report:

                          None

                 3.       Exhibits.

                          The Exhibits listed in (c) below are filed as part of this Annual Report.

         (b)     Reports on Form 8-K

                          None

         (c)     Exhibits

EXHIBIT
NUMBER                                                     DESCRIPTION
- -------                                                    -----------
 2.1     --      Asset Purchase Agreement between Weberg Enterprises, Inc., John P. Weberg and the Registrant dated
                 October 2, 1995, as amended by the first amendment thereto dated October 31, 1995 (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated October 31, 1995).

 3.1     --      Restated and Amended Articles of Incorporation of the Registrant dated as of April 8, 1993
                 (incorporated by reference to Exhibit 3.1 to Registrant's Registration Statement on Form S-1, as
                 amended (File No. 33-60962)).

 3.2     --      Amended Bylaws of the Registrant dated as of April 7, 1993 (incorporated by reference to Exhibit 3.2 to
                 Registrant's Registration Statement on Form S-1, as amended (File No. 33-60962)).

 4.1     --      Form of Note Purchase Agreement between the Company, Sun Life Insurance Company of America, The
                 Equitable Private Income and Equity Partnership II, L.P., The Life Insurance Company of Virginia and
                 Protective Life Insurance Company (incorporated by reference to Exhibit 10.25 to the Registrant's
                 Registration Statement on Form S-1, as amended (File No. 33-60962)).

10.1     --      Rhodes, Inc. Employees' Savings Plan (incorporated by reference to Exhibit 10.6 to Registrant's Annual
                 Report on Form 10-K for the year ended February 28, 1986).

10.2     --      Rhodes, Inc. 1991 Stock Option Plan (incorporated by reference to Exhibit 10.35 to Registrant's Annual
                 Report on Form 10-K for the year ended February 28, 1991).

10.3     --      Policy issued by Life Insurance Company of North America, dated March 1, 1989 covering the Rhodes, Inc.
                 Employee Disability Plan (incorporated by reference to Exhibit 10.38 to Registrant's Annual Report on
                 Form 10-K for the year ended February 28, 1991).

10.4     --      Form of Compensation (change in control) Agreement between Irwin L. Lowenstein and Rhodes, Inc.
                 (Incorporated by reference to Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the year ended February 28, 1995).

EXHIBIT
NUMBER                                                      DESCRIPTION
- -------                                                     -----------
10.5     --      Merchant Agreement by and between Beneficial National Bank USA and Rhodes, Inc., dated as of May 15,
                 1992 (incorporated by reference to Exhibit 10.42 to Registrant's Annual Report on Form 10-K for the
                 year ended February 29, 1992).

10.6     --      Form of Option Agreement between the Registrant and James V. Napier (incorporated by reference to
                 Exhibit 10.23 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-60962)).

10.7     --      Form of Option Agreement between the Registrant and Don L. Chapman (incorporated by reference to
                 Exhibit 10.24 to the Registrant's Registration Statement on Form S-1, as amended (File No. 33-60962)).

10.8     --      Credit Agreement dated as of January 12, 1996 by and among the Registrant, Wachovia Bank of Georgia,
                 N.A. and Fleet Capital Corporation (incorporated by reference to Exhibit 4.1 to the Registrant's
                 Quarterly Report on Form 10-Q dated November 30, 1995).

10.9     --      First Amendment to Loan and Security Agreement dated as of May 28, 1996 by and among the Registrant,
                 Wachovia Bank of Georgia, N.A. and Fleet Capital Corporation.

10.10    --      Compensation Agreement entered into between the Registrant and Joel T. Lanham.

10.11    --      Compensation Agreement entered into between the Registrant and Joel H. Dugan.

11       --      Rhodes, Inc. Computation of Net Income Per Share

21       --      List of subsidiaries of the Registrant (incorporated by reference to Exhibit 22 to Registrant's
                 Registration Statement on Form S-1, as amended (File No. 33-60962))

23(a)    --      Consent of Independent Public Accountants

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        RHODES, INC.

                                        By: /s/ JOEL H. DUGAN
                                            ------------------------------
                                                Joel H. Dugan
                                                Senior Vice President,
                                                Finance and Administration
                                                Date: May 29, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




PRINCIPAL EXECUTIVE OFFICER:

/s/ IRWIN L. LOWENSTEIN
- ----------------------------
Irwin L. Lowenstein
Chairman of the Board and
Chief Executive Officer
Date: May 29, 1996


PRINCIPAL OPERATING OFFICER:

/s/ JOEL T. LANHAM
- ----------------------------
Joel T. Lanham
President and
Chief Operating Officer
Date: May 29, 1996


PRINCIPAL FINANCIAL OFFICER:

/s/ JOEL H. DUGAN
- ----------------------------
Joel H. Dugan
Senior Vice President,
Finance and Administration
Date: May 29, 1996

PRINCIPAL ACCOUNTING OFFICER:

/s/ BARBARA SNOW
- -----------------------------
Barbara Snow
Vice President and
Corporate Controller
Date: May 29, 1996


DIRECTORS:

/s/ IRWIN L. LOWENSTEIN
- -----------------------------
Irwin L. Lowenstein
Date: May 29, 1996

/s/ HOLCOMBE T. GREEN, JR.
- -----------------------------
Holcombe T. Green, Jr.
Date: May 29, 1996

/s/ JAMES R. KUSE
- -----------------------------
James R. Kuse
Date: May 29, 1996

/s/ JAMES V. NAPIER
- -----------------------------
James V. Napier
Date: May 29, 1996

/s/ DON L. CHAPMAN
- -----------------------------
Don L. Chapman
Date: May 29, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND
THE SHAREHOLDERS OF RHODES, INC.

         We have audited the accompanying consolidated balance sheets of Rhodes, Inc. (a Georgia corporation) and subsidiaries as of February 29, 1996 and February 28, 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended February 29, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rhodes, Inc. and subsidiaries as of February 29, 1996 and February 28, 1995, and the results of their operations and their cash flows for each of the three years in the period ended February 29, 1996 in conformity with generally accepted accounting principles.

                                                    ARTHUR ANDERSEN LLP




Atlanta, Georgia
April 25, 1996

                         RHODES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                                    FEBRUARY 29,      FEBRUARY 28,
                       ASSETS                           1996             1995
- ------------------------------------------------   --------------   ---------------
CURRENT ASSETS:
   Cash                                            $          312   $        3,268
   Accounts receivable                                      5,212            3,398
   Inventories at LIFO cost                                87,965           54,386
   Prepaid expenses and other                              10,072            5,356
   Deferred tax assets                                      2,157              861
                                                   --------------   --------------
      Total Current Assets                                105,718           67,269
                                                   --------------   --------------
PROPERTY AND EQUIPMENT, at cost, less accumulated
   depreciation and amortization of $39,007 at
   February 29, 1996 and $34,007 at February 28,
   1995                                                    75,951           55,142
                                                   --------------   --------------
CAPITALIZED REAL ESTATE LEASES, at cost, less
   accumulated amortization of $5,640 at February
   29, 1996 and $4,882 at February 28, 1995                 6,304            7,062
                                                   --------------   --------------
INTANGIBLE ASSETS, net
   Goodwill                                                62,482           60,319
   Favorable leases                                         2,962            3,825
   Other intangibles                                        2,488            2,387
                                                   --------------   --------------
      Total Intangible Assets                              67,932           66,531
                                                   --------------   --------------
OTHER ASSETS                                                5,854            2,406
                                                   --------------   --------------
      TOTAL ASSETS                                 $      261,759   $      198,410
                                                   ==============   ==============

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current maturities of long-term debt and
    capital lease obligations                      $       12,695   $          967
    Accounts payable                                       47,745           35,403
    Accrued interest                                        1,000              781
    Accrued liabilities                                    25,912           19,374
    Deferred income                                        11,247            9,795
    Current portion deferred gain--
    sale/leasebacks                                           318              318
    Current income taxes payable                                -              460
                                                   --------------   --------------
       Total Current Liabilities                           98,917           67,098
                                                   --------------   --------------
DEFERRED INCOME TAXES                                       6,862            7,070
                                                   --------------   --------------
LONG-TERM DEBT, less current maturities                    70,642           40,000
                                                   --------------   --------------
OBLIGATIONS UNDER CAPITAL LEASES                           12,928           14,035
                                                   --------------   --------------
DEFERRED GAIN--SALE/LEASEBACKS                              2,390            2,707
                                                   --------------   --------------
COMMITMENTS AND CONTINGENCIES (Note 5)
SHAREHOLDERS' EQUITY:
     Common Stock, no par value, 20,000 shares
     authorized and 9,134 and 9,463 shares
     outstanding at February 29, 1996 and
     February 28, 1995                                          -                -
  Paid-in Capital
                                                           99,709          103,179
  Accumulated deficit                                     (29,689)         (35,679)
                                                   --------------   --------------
      Total Shareholders' Equity                           70,020           67,500
                                                   --------------   --------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                       $      261,759   $      198,410
                                                   ==============   ==============


The accompanying notes are an integral part of these consolidated balance sheets

                         RHODES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, except per share data)



                                                                       YEARS ENDED
                                                       -------------------------------------------
                                                        FEBRUARY 29,   FEBRUARY 28,   FEBRUARY 28,
                                                            1996           1995           1994
                                                       ------------   ------------   -------------
NET SALES                                              $    430,193   $    361,238   $    325,255
COST OF GOODS SOLD                                          225,953        185,995        168,425
                                                       ------------   ------------   ------------
GROSS PROFIT                                                204,240        175,243        156,830
                                                       ------------   ------------   ------------
FINANCE CHARGES AND INSURANCE COMMISSIONS                     5,822          4,935          4,892
                                                       ------------   ------------   ------------
OPERATING EXPENSES:
  Selling                                                    72,104         57,720         51,865
  General and administrative                                115,809         93,391         84,404
  Provision for credit losses                                   167            164            213
  Amortization of intangibles                                 2,933          3,074          3,132
  Other expense (income), net                                  (401)           197              8
  Non-recurring charge                                        2,400              -              -
                                                       ------------   ------------   ------------
                                                            193,012        154,546        139,622
                                                       ------------   ------------   ------------
OPERATING INCOME                                             17,050         25,632         22,100
  Interest expense, net                                       6,898          6,109         11,545
                                                       ------------   ------------   ------------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM            10,152         19,523         10,555
PROVISION FOR INCOME TAXES                                    4,162          8,004          4,508
                                                       ------------   ------------   ------------
NET INCOME BEFORE EXTRAORDINARY ITEM                          5,990         11,519          6,047
EXTRAORDINARY ITEM-EARLY RETIREMENT OF DEBT,
  NET OF INCOME TAX EFFECT (NOTE 10)                              -              -         (2,727)
                                                       ------------   ------------   ------------
NET INCOME                                             $      5,990   $     11,519   $      3,320
                                                       ------------   ------------   ------------
NET INCOME PER SHARE OF COMMON STOCK BEFORE
  EXTRAORDINARY ITEM                                   $       0.64   $       1.18   $       0.83
EXTRAORDINARY ITEM PER SHARE OF COMMON STOCK                      -              -          (0.38)
                                                       ------------   ------------   ------------
NET INCOME PER SHARE                                   $       0.64   $       1.18   $       0.45
                                                       ============   ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES OF
   COMMON STOCK OUTSTANDING                                   9,304          9,760          7,302
                                                       ============   ============   ============



The accompanying notes are an integral part of these consolidated statements.

                         RHODES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In Thousands)



                                                        CLASS  A
                                                    PREFERRED STOCK,                                               TOTAL
                                                       CUMULATIVE           COMMON                              SHAREHOLDER'S
                                                       DIVIDENDS,           STOCK,      PAID-IN    ACCUMULATED     EQUITY
                                                      NO PAR VALUE      NO PAR VALUE    CAPITAL      DEFICIT     (DEFICIT)
                                                    ----------------    ------------  ----------   -----------  -------------
BALANCE, February 28, 1993                           $     14,181       $      -      $   12,487   $  (50,518)  $  (23,850)
  Net income                                                    -              -               -        3,320        3,320
  Accrual of cumulative dividends on
    Series A Preferred Stock                                  479              -            (479)           -            -
  Issuance of Common Stock, net of
    issuance expenses                                           -              -          45,499            -       45,499
  Exchange of long-term debt for Common Stock                   -              -          34,309            -       34,309
  Exchange of preferred stock and accumulated
    dividends for Common Stock                            (14,660)             -          14,660            -            -
  Issuance of Common Stock, from
    exercise of stock options                                   -              -             631            -          631
                                                     ------------       --------      ----------   ----------   ----------
BALANCE, February 28, 1994                                      -              -         107,107      (47,198)      59,909
  Net income                                                    -              -               -       11,519       11,519
  Registration expenses incurred in
    secondary offering                                          -              -            (262)           -         (262)
  Repurchase of Common stock                                    -              -          (3,684)           -       (3,684)
  Issuance of Common Stock, from
    exercise of stock options                                   -              -              18            -           18
                                                     ------------       --------      ----------   ----------   ----------
BALANCE, February 28, 1995                                      -              -         103,179      (35,679)      67,500
  Net income                                                    -              -               -        5,990        5,990
  Issuance of Common Stock, from employee
     stock purchase plan                                        -              -             350            -          350
Repurchase of Common Stock                                      -              -          (3,820)           -       (3,820)
                                                     ------------       --------      ----------   ----------   ----------
BALANCE, February 29, 1996                           $          -       $      -      $   99,709   $  (29,689)  $   70,020
                                                     ============       ========      ==========   ==========   ==========





The accompanying notes are an integral part of these consolidated statements

                         RHODES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                    YEARS ENDED
                                                                                     -----------------------------------------
                                                                                     FEBRUARY 29,   FEBRUARY 28,  FEBRUARY 28,
                                                                                         1996           1995         1994
                                                                                     ------------   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $      5,990   $     11,519   $    3,320
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Extraordinary item-early retirement of debt                                                   -              -        3,527
  Depreciation and amortization                                                             8,439          6,722        6,399
  Change in deferred income taxes                                                          (1,504)           735        2,373
  Amortization of intangibles                                                               2,933          3,074        3,132
  Noncash interest expense                                                                      -              -        2,626
  Amortization of gain-sale/leasebacks                                                       (317)          (318)        (318)
  Write-off of intangible assets                                                               90              -            -
  Changes in current assets and liabilities, net of acquistions:
    Receivables, net                                                                       (1,814)        (1,325)         840
    Inventories                                                                            (3,308)        (6,199)     (10,861)
    Prepaid expenses and other                                                             (3,851)          (981)        (223)
    Accounts payable and accrued liabilities                                               15,141         11,644        8,206
    Deferred income on warranties and undelivered sales                                     1,452          1,063          423
                                                                                     ------------   ------------   ----------
      Net cash provided by operating activities                                            23,251         25,934       19,444
                                                                                     ------------   ------------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Retirements of property and equipment, net                                                1,319          1,079           97
  Purchase of Weberg, net of cash acquired                                                (30,711)             -            -
  Purchase of Glick's, net of cash acquired                                               (10,742)             -            -
  Additions to property and equipment                                                     (23,477)       (14,101)      (6,860)
  Additions to intangible assets                                                             (437)           (54)      (1,407)
  Decrease (increase) in other assets                                                          48            (68)      (1,511)
                                                                                     ------------   ------------   ----------
      Net cash used in investing activities                                               (64,000)       (13,144)      (9,681)
                                                                                     ------------   ------------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of short-term debt, net                                                             -         (2,471)      (4,976)
  Repayment of long-term debt                                                                   -         (2,568)     (88,363)
  (Decrease) increase in obligations under capital leases                                  (1,029)          (790)         147
  Prepayment penalty for early retirement of debt                                               -              -       (2,624)
  Proceeds from the Senior Secured Financing                                                    -              -       40,000
  Proceeds from issuance of long-term debt                                                 42,292              -            -
  Expenses incurred for stock registration                                                      -           (262)           -
  Repurchase of stock                                                                      (3,820)        (3,684)           -
  Proceeds from sale of stock-employee purchase plan                                          350              -            -
  Proceeds from sale of stock                                                                   -              -       45,499
  Exercise of stock options                                                                     -             18          631
                                                                                     ------------   ------------   ----------
      Net cash provided by (used in) financing activities                                  37,793         (9,757)      (9,686)
                                                                                     ------------   ------------   ----------
INCREASE (DECREASE) IN CASH                                                                (2,956)         3,033           77
CASH AT BEGINNING OF YEAR                                                                   3,268            235          158
                                                                                     ------------   ------------   ----------
CASH AT END OF YEAR                                                                  $        312   $      3,268   $      235
                                                                                     ============   ============   ==========
SUPPLEMENTAL DISCLOSURE OF CASH PAID FOR:
  Interest                                                                           $      6,898   $      6,109   $    8,919
                                                                                     ============   ============   ==========
  Income taxes                                                                       $      7,580   $      6,689   $    1,320
                                                                                     ============   ============   ==========
SUPPLEMENTAL DISCLOSURE OF NONCASH TRANSACTIONS:
  Reduction of long-term debt in stock for debt exchange                             $          -   $          -   $   34,309
                                                                                     ============   ============   ==========
  Exchange of preferred stock and accumulated dividends for Common Stock             $          -   $          -   $   14,660
                                                                                     ============   ============   ==========


The accompanying notes are an integral part of these consolidated statements

                         RHODES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FEBRUARY 29, 1996, FEBRUARY 28, 1995 AND 1994

1.       STATEMENT OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

         INTRODUCTION

         Rhodes is one of the largest specialty furniture retailers in the United States. Founded in 1875, the Company operated 108 stores at February 29, 1996 in metropolitan areas of 15 contiguous Southern, Midwestern and Western states and for many years has focused on selling brand name residential furniture to middle-income customers.

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

         INSTALLMENT RECEIVABLES AND REVENUE RECOGNITION

         All merchandise sales are recorded upon delivery of furniture. Pursuant to an ongoing merchant agreement Beneficial National Bank USA ("BNB") provides Rhodes with its private label credit facility for credit sales. This arrangement eliminates the risks associated with credit losses and interest fluctuations on its accounts receivables portfolio. Accounts receivable consists primarily of miscellaneous receivables from customers and amounts awaiting funding from BNB.

         Finance commissions are recognized for the sale of certain installment contracts to BNB.

         The Company offers credit insurance coverage through third parties in connection with its furniture sales and earns monthly commissions.

         INVENTORIES

         Inventories are stated at the lower of cost (last in, first out method
- -- LIFO) or market.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments are stated at their fair value in the accompanying financial statements at February 29, 1996 and February 28, 1995 with the exception of long-term debt (see Note 3).

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

         Property and equipment are summarized as follows:

                                                                                 FEBRUARY 29,      FEBRUARY 28,
                                                                                 ------------      ------------
                                                                                     1996             1995
                                                                                     ----             ----
                                                                                         (In Thousands)
 Land                                                                             $  8,036          $  8,416

 Buildings                                                                          31,807            30,045

 Leasehold improvements, equipment and other                                        75,115            50,688
                                                                                  --------          --------
                                                                                   114,958            89,149

 Less accumulated depreciation and amortization                                    (39,007)          (34,007)
                                                                                  --------          --------
                                                                                  $ 75,951          $ 55,142
                                                                                  ========          ========

         Capitalized real estate leases are summarized as follows:

                                                                                FEBRUARY 29,       FEBRUARY 28,
                                                                                ------------       ------------
                                                                                    1996               1995
                                                                                    ----               ----
                                                                                        (In Thousands)
 Land                                                                            $  2,267           $  2,267

 Buildings                                                                          9,677              9,677
                                                                                 --------           --------
                                                                                   11,944             11,944

 Less accumulated amortization                                                     (5,640)            (4,882)
                                                                                 --------           --------
                                                                                 $  6,304           $  7,062
                                                                                 ========           ========

         INTANGIBLE ASSETS

         Goodwill represents the excess of the purchase price over identifiable assets acquired and is being amortized on a straight-line basis over 40 years. Amortization expense for goodwill totaled $1,824,000 for fiscal 1996, and $1,798,000 for February 28, 1995, and 1994 Accumulated amortization for goodwill totaled $13,413,000 and $11,590,000 as of February 29, 1996 and February 28, 1995, respectively. The Company continually evaluates whether events and circumstances have occurred which would indicate the remaining estimated useful life of goodwill may warrant revision. When factors indicate that goodwill should be evaluated for possible impairment, the Company uses an estimate of undiscounted net income over the remaining life of the goodwill in measuring whether the goodwill is recoverable.

         Favorable leases represent the difference between market rates and contract rates of store leases as of the time of the Acquisition and are being amortized over the remaining terms of the leases. Amortization expense for favorable leases totaled $773,000, $953,000 and $1,091,000 for fiscal 1996, 1995, and 1994, respectively. Accumulated amortization for favorable leases totaled $8,384,000 and $7,646,000 as of February 29, 1996 and February 28, 1995, respectively.

         Other intangibles include deferred loan costs incurred in connection with the Acquisition and subsequent refinancing, which are being amortized over the terms of the applicable debt. Amortization expense for these items (exclusive of the fiscal 1994 write-off of loan costs related to the Recapitalization (see Note 10)) for fiscal 1996, 1995, and 1994, totaled approximately $336,000, $323,000 and $190,000, respectively. Accumulated amortization for other intangibles totaled $908,000 and $690,000 as of February 29, 1996 and February 28, 1995, respectively.

         WARRANTY CONTRACTS

         The Company markets extended warranty contracts to its customers on certain merchandise at the time of the initial sale. Extended warranty contract revenue is deferred and recognized over the contract period on a straight-line or other reasonable basis. The Company is recognizing such income based on its historical data on service and repair claims. Historical data on service and repair claims is updated periodically and the income recognition on warranties is adjusted accordingly. As a result, net warranty sales of $1,154,000, $1,878,000 and $1,587,000, less net direct expenses of $253,000, $413,000 and $349,000, respectively, were deferred to future periods in fiscal 1996, 1995, and 1994, respectively.

         EARNINGS PER SHARE

         The historical net income per common share is calculated by dividing net income applicable to Common Stock by the weighted average shares of Common Stock outstanding. Most stock options were antidilutive for earnings per share calculations for fiscal 1996, fiscal 1995 and fiscal 1994.

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

         The components of the net deferred tax liability are as follows:

                                                                                 FEBRUARY 29,     FEBRUARY 28,
                                                                                 ------------     ------------
                                                                                     1996             1995
                                                                                     ----             ----
                                                                                        (In Thousands)
 Total deferred tax liabilities                                                   $ 16,780          $ 16,403

 Total deferred tax assets                                                         (15,005)          (13,124)

 Valuation allowance                                                                 2,930             2,930
                                                                                  --------          --------
 Net deferred tax liabilities                                                     $  4,705          $  6,209
                                                                                  ========          ========



         The net deferred tax liabilities are classified on the Company's balance sheet as follows:

                                                                                  FEBRUARY 29,     FEBRUARY 28,
                                                                                  ------------     ------------
                                                                                      1996            1995
                                                                                      ----            ----
                                                                                         (In Thousands)
 Net current deferred tax assets                                                   $(2,157)           $ (861)

 Net non-current deferred income taxes                                               6,862             7,070
                                                                                   -------            ------
 Net deferred tax liabilities                                                      $ 4,705            $6,209
                                                                                   =======            ======

         The sources of the difference between the financial accounting and tax basis of the Company's assets and liabilities which give rise to the deferred tax liabilities and deferred tax assets and the tax effects of each are as follows:

                                                                                  FEBRUARY 29,      FEBRUARY 28,
                                                                                  ------------      ------------
                                                                                      1996              1995
                                                                                      ----              ----
                                                                                         (In Thousands)
 DEFERRED TAX LIABILITIES:

 Stepped-up basis in fixed assets                                                  $ 5,864           $ 6,263

 Favorable leases                                                                    1,155             1,492

 Acquisition costs                                                                     696             1,340

 Depreciation                                                                        3,974             3,108

 Inventories                                                                         4,148             3,491

 Other                                                                                 943               709
                                                                                   -------           -------
                                                                                   $16,780           $16,403
                                                                                   =======           =======

                                                                                 FEBRUARY 29,      FEBRUARY 28,
                                                                                 ------------      ------------
                                                                                     1996              1995
                                                                                     ----              ----
                                                                                        (In Thousands)
 DEFERRED TAX ASSETS:

 Capitalized leases                                                                $ 2,779           $ 2,763

 Gain-Sale/leaseback                                                                   932             1,056

 Gain on property disposals                                                          1,325             1,395

 Deferred rent                                                                         852               692

 Accrued expenses                                                                    2,731             1,792

 Deferred revenues                                                                   2,481             2,049

 Uniform inventory cost capitalization                                               1,296               848

 Net operating loss carryforwards                                                        -             2,404

 Other                                                                               2,609               125
                                                                                   -------           -------
                                                                                   $15,005           $13,124
                                                                                   =======           =======


         The Company has established a valuation allowance of $2.9 million as of February 29, 1996 and February 28, 1995 because of the uncertainty regarding the realizability of certain deferred tax assets.

         The consolidated provision for income taxes before extraordinary item consists of the following:

                                                                     YEAR            YEAR             YEAR
                                                                     ----            ----             ----
                                                                     ENDED           ENDED            ENDED
                                                                     -----           -----            -----
                                                                  FEBRUARY 29,    FEBRUARY 28,     FEBRUARY 28,
                                                                  ------------    ------------     ------------
                                                                      1996            1995             1994
                                                                      ----            ----             ----
 Current                                                            $ 5,407          $ 7,269          $ 1,335

 Deferred                                                            (1,245)             735            3,173
                                                                    -------          -------          -------
                                                                    $ 4,162          $ 8,004          $ 4,508
                                                                    =======          =======          =======

         The tax provision differed from the amounts resulting from multiplying the income before income taxes and extraordinary item by the statutory federal income tax rates. The reasons for these differences were as follows:


                                                                    YEAR             YEAR              YEAR
                                                                    ----             ----              ----
                                                                    ENDED            ENDED             ENDED
                                                                    -----            -----             -----
                                                                 FEBRUARY 29,     FEBRUARY 28,      FEBRUARY 28,
                                                                 ------------     ------------      ------------
                                                                     1996             1995             1994
                                                                     ----             ----             ----
 Federal income tax provision at statutory rates                    $3,553           $6,833           $3,694

 State income tax provision, net of federal income tax
 benefit                                                               406              780              422

 Amortization of intangible assets not deductible for tax
 purposes                                                              717              701              717

 Tax reserve adjustment                                               (645)               -                -

 Increase of net deferred tax liabilities from fiscal 1994
 tax rate change                                                         -                -               31

 Other                                                                 131             (310)            (356)
                                                                    ------           ------           ------
                                                                    $4,162           $8,004           $4,508
                                                                    ======           ======           ======

3.       LONG-TERM DEBT

                                                                                  FEBRUARY 29,     FEBRUARY 28,
                                                                                  ------------     ------------
                                                                                      1996             1995
                                                                                      ----             ----
                                                                                         (In Thousands)
 SENIOR SECURED NOTES:

       Tranche A, 9%, due June 15, 1999                                             $29,778         $30,000

       Tranche B, 10%, due June 15, 2000                                             10,000          10,000

 Unsecured Notes payable at prime rate plus 3.0% with quarterly
 installments of $100,000 beginning March 31, 1996                                    2,000               -

 Revolving Note with maximum availability of $45 million or 50% of eligible
 inventory expiring January 12, 1999                                                 21,764               -

 Secured Term Loan payable in quarterly installments beginning March 1,
 1996, with the final installment due January, 1999.                                 18,750               -
                                                                                    -------         -------
                                                                                     82,292          40,000

 Less current portion                                                                11,650               -
                                                                                    -------         -------
                                                                                    $70,642         $40,000
                                                                                    =======         =======

         The aggregate annual payments required for the above notes during each of the next five years are as follows:

                                                  (In Thousands)
              1997                                       $11,650

              1998                                       $14,900

              1999                                       $37,664

              2000                                       $ 7,678

              2001                                       $10,400


         FAIR VALUE OF DEBT

         In accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Investments," the fair value of short-term debt is estimated to be its carrying value. The fair value of long-term debt is estimated based on approximate market interest rates for similar issues. The estimated fair value of long-term debt at February 29, 1996 was approximately $83,607,000 and at February 28, 1995 was approximately $41,300,000.

         TERMS

         The Senior Secured Notes consist of two tranches: (I) Tranche A Notes in the aggregate principal amount of $29.8 million which mature in June 1999 (subject to mandatory annual redemption payments of $7.5 million per year commencing in June 1996) and bear interest at a rate of 9% per annum, payable semiannually; and (ii) Tranche B Notes in the aggregate principal amount of $10 million, which mature in June 2000 and bear interest at a rate of 10% per annum, payable semiannually. The Senior Secured Notes are secured by all real property owned by the Company.

         On January 12, 1996, the Company renewed its Revolving Credit Agreement with Wachovia National Bank of Georgia for the lessor of $45.0 million or 50% of eligible inventory. The loan agreement also included a three year term loan of $20.0 million dollars with quarterly principal payments beginning March 1, 1996.

         The terms of the revolving loan and three year term loan (see Note 8) and the Senior Secured Notes impose restrictions that affect, among other things, the Company's ability to (I) incur certain additional indebtedness,
(ii) create liens on assets, (iii) sell assets, (iv) engage in mergers or consolidations, (v) make investments, (vi) pay dividends and make distributions, and (vii) engage in certain transactions with affiliates and subsidiaries. The revolving loan and the Senior Secured Notes also require the Company to comply with certain specified financial ratios and tests. The Company was in compliance with the restrictive covenants at February 29, 1996, except for the limitation on capital expenditures which was waived.

4.        INVENTORIES

         The Company uses the LIFO method for valuing inventories in order to more closely match current costs with related revenue. Under this method, current costs are charged to cost of sales through application of Department Store Price Indices published by the Bureau of Labor Statistics. If LIFO inventories were valued at current costs, the inventory amounts would have been $2,932,000 and $2,383,000 higher than those reported as of February 29, 1996 and February 28, 1995, respectively.

         As discussed in Note 8, the Company has a revolving loan with a bank, which is secured by a priority lien on the Company's inventories.

5.         COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company leases certain store locations under operating lease agreements with various expiration dates through 2021. Rentals under all store leases were approximately $16,980,000, $11,901,000, and $10,464,000 for fiscal 1996, 1995, and 1994, respectively. As of February 29, 1996, the minimum obligations under lease commitments with original terms beyond one year are as follows:

                                                 (In Thousands)
                 1997                                   $24,975

                 1998                                    24,535

                 1999                                    23,334

                 2000                                    21,661

                 2001                                    20,303

                 After 2001                             178,094

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

         The Company has a compensation (change in control) agreement with its Chairman and Chief Executive Officer. Under such agreement, severance payments and benefits would become payable under certain events, such as change of control (as defined) of the Company. The Company also has compensation (change of control) agreements with the President and Chief Operating Officer and the Chief Financial Officer whereby severance would become payable under certain events, such as a change of control (as defined) of the Company. The maximum contingent liability under these agreements of the Company at February 29, 1996 is approximately $2.9 million.

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

         The following is a schedule by fiscal year of the future minimum lease payments on these leases together with the present value of net minimum lease payments as of February 29, 1996:

 1997                                                                    $ 2,699,000

 1998                                                                      2,691,000

 1999                                                                      2,602,000

 2000                                                                      2,620,000

 2001                                                                      2,754,000

 After 2001                                                                9,683,000
                                                                         -----------
 Total minimum lease payments                                             23,049,000
                                                                         -----------
 Less amount representing interest at rates of 11.89% to 12.83%           (9,076,000)

 Present value of total minimum obligation                                13,973,000

 Less current portion                                                     (1,045,000)
                                                                         -----------
 Long-term obligations under capital leases                              $12,928,000
                                                                         ===========

7.       EMPLOYEE BENEFIT PLANS

         The Company has an employee discount stock purchase plan for all eligible employees of Rhodes, Inc. and designated subsidiaries. Participants may use up to $12,500 each six month purchase period to purchase through payroll deductions the Company's common stock for 85% of the lower of the closing stock price on the first or last day of each stock purchase period. At February 29, 1996, there were 209,875 shares of stock reserved for issuance under this plan.

         On March 1, 1995, the Company established a non-qualified Supplemental Pension Plan (the "Plan"), which is an unfunded defined benefit plan. The Plan provides benefits to certain officers who earn compensation in excess of the compensation limits imposed by the Internal Revenue Tax Code ("Code"). Under the Plan, participants are paid an amount equal to the difference between (I) the monthly benefit that would be paid without regard to Code limitations (ii) and the monthly retirement benefit payable under the pension Plan. The projected benefit obligation of the unfunded plan totaled $834,000 at February 29, 1996. Net periodic pension expense for fiscal 1996 was $199,000.

         The Company has a defined benefit pension plan covering substantially all employees. The Company's policy is to fund amounts necessary to satisfy the requirements of the Employee Retirement Income Security Act of 1974.

         The pension cost for the defined benefit plan for fiscal 1996, 1995, and 1994 includes the following components:

                                                              YEAR ENDED         YEAR ENDED         YEAR ENDED
                                                              ----------         ----------         ----------
                                                             FEBRUARY 29,       FEBRUARY 28,       FEBRUARY 28,
                                                             ------------       ------------       ------------
                                                                 1996               1995               1994
                                                                 ----               ----               ----
 Service cost for benefits earned during the period         $   484,000        $   502,000          $ 660,000

 Interest cost on projected benefit obligation                1,014,000            857,000            916,000

 Actual return on assets                                     (1,634,000)           467,000           (786,000)

 Net amortization and deferral                                  564,000         (1,596,000)          (390,000)
                                                            -----------        -----------          ---------
 Net pension expense for period                             $   428,000        $   230,000          $ 400,000
                                                            ===========        ===========          =========


         The funded status of the defined benefit plan as of February 29, 1996 and February 28, 1995 is as follows:

                                                                               FEBRUARY 29,      FEBRUARY 28,
                                                                               ------------      ------------
                                                                                   1996              1995
                                                                                   ----              ----
 ACTUARIAL PRESENT VALUE OF:

      Vested benefits                                                         $ 12,508,000      $  9,428,000

      Nonvested benefits                                                           331,000           297,000
                                                                              ------------      ------------
 Accumulated benefit obligation                                                 12,839,000         9,725,000

 Effect of projected future compensation levels                                  1,007,000           675,000
                                                                              ------------      ------------
 Projected benefit obligation                                                   13,846,000        10,400,000

 Plan assets at fair value                                                     (12,063,000)      (10,451,000)
                                                                              ------------      ------------
 Plan assets (less than) in excess of projected benefit obligation              (1,783,000)           51,000

 Unrecognized prior service cost                                                    60,000            70,000

 Unrecognized net (gain) loss                                                      845,000          (961,000)

 Unrecognized net asset from initial application of SFAS No. 87                 (1,453,000)       (1,650,000)
                                                                              ------------      ------------
 Pension liability recognized In the balance sheet                            $ (2,331,000)     $ (2,490,000)
                                                                              ============      ============

         The projected benefit obligation was calculated using an 7.75% and 8.75% assumed discount rate as of February 29, 1996 and February 28, 1995, respectively, and an assumed long-term compensation increase rate of 4.9% in fiscal 1996 and fiscal 1995. Pension expense was determined using an 8.5% and 8.0% assumed long-term rate of return on plan assets for the years ended February 29, 1996 and February 28, 1995, respectively. At February 29, 1996, plan assets consisted primarily of equity securities 68%, fixed income securities 27% and money market instruments 5%.

         The Company has an employees' savings plan. Under the provisions of this plan, the Company will match 50% of employee contributions which are limited to a maximum of 6% of pay. The Company's savings plan expense was $445,000, $400,000 and $345,000 in fiscal 1996, 1995 and 1994, respectively.

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

         As of February 29, 1996, a maximum of 700,000 shares of Common Stock may be issued under the 1991 Stock Option Plan. The Plan allows for the grant of either qualified incentive stock options ("ISO", as defined by the Internal Revenue Code) or non-qualified options ("Non-ISO"). At February 29, 1996, options to acquire 681,500 shares of common stock were outstanding under the 1991 Stock Option Plan.

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

         Also, options to purchase an additional 15,000 shares of Common Stock have been granted to certain directors of the Company.

         The following table details the Company's stock option activity for the past three fiscal years:

 OPTIONS OUTSTANDING AT:                                                     OPTIONS           OPTION PRICE

 February 28, 1993                                                            53,702           $         .04
 Options Granted                                                             660,000           $12.00-$18.25
 Options Exercised                                                           (53,702)          $         .04
                                                                             -------           -------------
 OPTIONS OUTSTANDING AT:

 February 28, 1994                                                           660,000           $12.00-$18.25
 Options Granted                                                              71,000           $11.88-$16.00
 Options Exercised                                                            (1,500)          $       12.00
 Options Canceled or Terminated                                              (20,500)          $12.00-$18.25
                                                                             -------           -------------

 OPTIONS OUTSTANDING AT:

 February 28, 1995                                                           709,000           $11.88-$18.25
 Options Granted                                                              35,000           $        9.00
 Options Exercised                                                                 -                       -
 Options Cancelled or Terminated                                             (47,500)          $       12.00
                                                                             -------           -------------

 OPTIONS OUTSTANDING AT:

 February 29, 1996                                                           696,500           $ 9.00-$18.25
                                                                             =======           =============

 OPTIONS EXERCISABLE AT:

 February 29, 1996                                                           352,000           $ 9.00-$18.25
                                                                             =======           =============

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

         On February 24, 1994, the Company cancelled its revolving credit facility with SPBC and entered into a revolving credit agreement with Wachovia Bank of Georgia, N.A. ("Wachovia"). On January 12, 1996, the Company entered into a revised loan and security agreement with Wachovia and the Fleet Capital Corporation which provides a term loan of $20 million and a revolving credit facility (the "Revolving Credit Facility") of the lesser of $45 million or 50% of eligible inventory. The Revolving Credit Agreement is secured by substantially all of the inventory of the Company. Loans outstanding under the Revolving Credit Agreement generally will bear interest at one of two interest rate options selected by the Company: (i) Prime Rate or (ii) a quoted LIBOR plus 1.75% per annum for specified interest periods. On any day that the loans outstanding including the term loan exceeds 50% of eligible inventory, additional interest of 1.00% per annum will apply. The Company is required to pay a commitment fee of 0.50% per annum of the average daily unused portion of the Senior Lender's commitment under the Revolving Credit Agreement. The Revolving Credit Agreement is scheduled to terminate in January 12, 1999. At February 29, 1996, the Company had $21,764,000 outstanding under the Revolving Credit Facility and the amount available under the Revolving Credit Agreement at February 29, 1996 was $15,518,000. The balance outstanding at February 29, 1996 on the term loan was $18,750,000.

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

         Because the Company had no short term debt at the year ended February 29, 1996, none of the interest expense of $6,898,000 for fiscal 1996 set forth is short term interest.

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

         In December, 1993, January, February, and December, 1994 and January, 1995, the Company had outstanding advances to Green Capital in varying amounts, with the largest principal amount outstanding at any time being $3.0 million. Interest accrued on outstanding principal at a rate of 8% or 10% per annum, and total interest paid by Green Capital to the Company for these advances was approximately $22,000. No advances were outstanding as of February 29, 1996 or February 28, 1995.

         On June 28, 1990, the Company entered into a $40.0 million secured term loan with Jackson National Life Insurance Company ("Jackson National"), secured by all real estate and certain other personal property of the Company, excluding inventories. Interest accrued on the outstanding principal at a rate of 12% per annum. At the time of the loan, Jackson National owned more than 5% of the common stock of the Company and $35.0 million of the $40.0 million outstanding 15% Senior Subordinated Notes due September 20, 1998 of the Company (the "15% Notes"). In connection with the Recapitalization, the 12% Secured Term Loan and 15% Notes were repaid and Jackson National and the other holders of the 15% Notes consented to the prepayment of the 15% Notes in consideration of $2.6 million of prepayment penalties, $2.3 million of which was paid to Jackson National (see Note 10).

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

11.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following table sets forth a summary of the quarterly unaudited results of operations for the years ended February 29, 1996 and February 28, 1995:

=============================================================================================================
                                           FISCAL 1996                            FISCAL 1995
                             (IN THOUSANDS, EXCEPT PER SHARE DATA)    (IN THOUSANDS, EXCEPT PER SHARE DATA)
- -------------------------------------------------------------------------------------------------------------
           TOTAL             1ST         2ND        3RD       4TH       1ST       2ND       3RD        4TH
          COMPANY            QTR.        QTR.       QTR.      QTR.      QTR.      QTR.      QTR.       QTR.
- -------------------------------------------------------------------------------------------------------------
 Net Sales                 $89,439     $95,379   $111,725   $133,650   $82,865   $88,809   $95,785    $93,779
- -------------------------------------------------------------------------------------------------------------
 Gross Profit              $43,095     $45,562   $ 54,159   $ 61,424   $41,267   $43,140   $45,801    $45,035
- -------------------------------------------------------------------------------------------------------------
 Net income                $ 1,807     $ 2,669   $  1,155   $    359   $ 1,756   $ 2,616   $ 4,591    $ 2,556
- -------------------------------------------------------------------------------------------------------------
 PER COMMON SHARE DATA:
- -------------------------------------------------------------------------------------------------------------
 Net income                $  0.19     $  0.29   $   0.12   $   0.04   $  0.18   $  0.27   $  0.47    $  0.26
=============================================================================================================

12.       NON-RECURRING CHARGE

         In the quarter ended November 30, 1995 the Company recorded a non-recurring charge to reflect the cost of changing the names of 33 stores to "Rhodes", and the cost of closing four stores in the fourth quarter of fiscal 1996. The aggregate amount of the charge was $2,400,000, less income tax benefit of $984,000, for a net charge of $1,416,000, or approximately $.15 per share.

13.      ACQUISITIONS

         On November 1, 1995, the Company completed its acquisition of The Weberg Furniture Company for approximately $30,734,000. The acquisition was accounted for as a purchase transaction and, accordingly, the results of operations of Weberg have been included in the accompanying financial statements since November 1, 1995. The purchase price was allocated to the assets and liabilities based upon their estimated fair value as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired of $3,399,000 has been recorded as goodwill and is being amortized on a straight line basis over 40 years. The fair value of assets acquired and liabilities assumed was $29,866,000 and $2,531,000, respectively.

         On December 15, 1995, the Company completed its acquisition of The Glick Furniture Company for approximately $10,742,000. The acquisition was accounted for as a purchase transaction and, accordingly, the results of operations of Glick's have been included in the accompanying financial statements since December 15, 1995. The purchase price was allocated to the assets and liabilities based upon their estimated fair value as of the date of acquisition. The excess of the consideration paid over the estimated fair value of net assets acquired of $588,000 has been recorded as goodwill and is being amortized on a straight line basis over 40 years. The fair value of assets acquired and liabilities assumed was $11,121,000 and $967,000, respectively.

         The following table summarizes on a pro forma basis the consolidated results of operations as though Weberg and Glick's had been acquired on March 1 of each year presented (unaudited):

                                                                          Dollars in thousands, except per
                                                                                    share data

                                                                         YEAR ENDED             YEAR ENDED
                                                                         ----------             ----------
                                                                        FEBRUARY 29,           FEBRUARY 28,
                                                                        ------------           ------------
                                                                            1996                   1995
                                                                            ----                   ----
 Net Sales                                                                $533,292               $514,355

 Net Income                                                               $  4,611               $ 12,346

 Earnings Per Share                                                       $   0.50               $   1.26

         This pro forma information is not necessarily indicative of the results of operations that would have been attained had the acquisition been consummated on March 1 of each year presented or that may be attained in the future.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


RHODES, INC. 1994 EMPLOYEE STOCK PURCHASE PLAN:

         We have audited the accompanying statement of net assets available for purchase of stock of Rhodes, Inc. 1994 Employee Stock Purchase Plan as of February 29, 1996 and February 28, 1995 and the related statements of changes in net assets available for purchase of stock for the year ended February 29, 1996 and the period from September 1, 1994 (date of inception) to February 28, 1995. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for purchase of stock of Rhodes, Inc. 1994 Employee Stock Purchase Plan as February 29, 1996 and February 28, 1995 and the changes in net assets available for purchase of stock for the year ended February 29, 1996 and the period from September 1, 1994 (date of inception) to February 28, 1995 in conformity with generally accepted accounting principles.



                                               ARTHUR ANDERSEN LLP


Atlanta, Georgia
April 25, 1996

                                  RHODES, INC.
                          EMPLOYEE STOCK PURCHASE PLAN

                            STATEMENT OF NET ASSETS
                        AVAILABLE FOR PURCHASE OF STOCK


                                                YEAR ENDED      SIX MONTHS END
                                                ----------      --------------
                                               FEBRUARY 28,      FEBRUARY 28,
                                               ------------      ------------
                                                   1995              1995
                                                   ----              ----
Cash                                         $       155,777    $       184,677
                                             ===============    ===============
Net assets available for purchase of stock   $       155,777    $       184,677
                                             ===============    ===============

                      STATEMENT OF CHANGES IN NET ASSETS
                        AVAILABLE FOR PURCHASE OF STOCK

Additions to net assets:
     Employee contributions                  $       339,321    $       184,677
                                             ---------------    ---------------
Deductions from net assets:
     Stock purchases                                 350,755                  -
     Refunds                                          17,466                  -
                                             ---------------    ---------------
                                                     368,221                  -
                                             ---------------    ---------------
Change in net assets for the period                  (28,900)           184,677

Net assets, beginning of period                      184,677                  -
                                             ---------------    ---------------
Net assets, end of period                    $       155,777    $       184,677
                                             ===============    ===============




The accompanying notes are an integral part of these financial statements.

                                  RHODES, INC.

                       1994 EMPLOYEE STOCK PURCHASE PLAN

                         NOTES TO FINANCIAL STATEMENTS

                    FEBRUARY 29, 1996 AND FEBRUARY 28, 1995

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

         Two hundred fifty thousand (250,000) shares of the Company's common stock have been reserved for issuance under the Plan. As of February 29, 1996, 40,120 shares had been issued under the Plan and as of February 28, 1995, no shares had been issued under the Plan.

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

NOTE 3 - SUBSEQUENT EVENT

         On March 1, 1996, 16,211 shares of stock were purchased under the Plan for $129,169. The net assets available for purchase of stock at February 29, 1996 represent the $129,169 purchase price of the stock, refunds due of $21,638 and contributions made for the next purchase period. These shares were subsequently distributed to the participants. The price per share of $7.97 is equal to 85% of the February 29, 1996 fair market value of Rhodes, Inc. Stock. Subsequent to the purchase, 193,669 shares remain available for purchase under the Plan.