Form 10-K/A
period 1995-12-31
RHODES INC
filed 1996-06-28
CIK 83679

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-K/A


                               AMENDMENT NO. 1 TO
                           ANNUAL REPORT ON FORM 10-K


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


4370 PEACHTREE ROAD N.E.
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

                              REQUIRED INFORMATION


The following financial statements for the Rhodes, Inc. Employees' Savings Plan are included herein:

         1.      Report of Independent Public Accountants.

         2. Statements of Net Assets Available for Plan Benefits as of December 31, 1994 and 1995.

         3. Statements of Changes in Net Assets Available for Plan Benefits for the Years Ended December 31, 1994 and 1995.

                               INDEX TO EXHIBITS


EXHIBIT NO.                DESCRIPTION
- -----------                -----------

23.1                       Consent of Arthur Andersen LLP

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To the Administrative Committee of
Rhodes, Inc. Employees' Savings Plan:

We have audited the accompanying statements of net assets available for plan benefits of RHODES, INC. EMPLOYEES' SAVINGS PLAN as of December 31, 1995 and 1994 and the related statements of changes in net assets available for plan benefits for the years then ended. These financial statements and the schedules referred to below are the responsibility of the administrative committee. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for plan benefits of the Plan as of December 31, 1995 and 1994 and the changes in its net assets available for plan benefits for the years then ended in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes (Schedule I) and schedule of reportable transactions (Schedule II) are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The fund information in the statements of net assets available for plan benefits and the statements of changes in net assets available for plan benefits is presented for purposes of additional analysis rather than to present the net assets available for plan benefits and changes in net assets available for plan benefits of each fund. The supplemental schedules and fund information have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.


                                                           Arthur Andersen LLP

Atlanta, Georgia
June 26, 1996

                      RHODES, INC. EMPLOYEES' SAVINGS PLAN


  STATEMENTS OF NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH FUND INFORMATION

                           DECEMBER 31, 1995 AND 1994





                                                               1995 INVESTMENT FUNDS
                                              -------------------------------------------------------
                                              SHORT-TERM        RHODES           COMMON
                                                INCOME          STOCK            STOCK        TOTAL
                                              ----------       --------        ----------  ----------
ASSETS:
  Investments, at fair value:
    Cash equivalents:
      Certificate of deposit fund             $2,885,100       $      0        $        0  $2,885,100
      Other                                       85,080          4,069           189,728     278,877
    Wachovia Guaranteed Insurance
      Contracts Fund                           1,365,162              0                 0   1,365,162
    Common stock                                       0        341,533         1,970,838   2,312,371
                                              ----------       --------        ----------  ----------
        Total investments                      4,335,342        345,602         2,160,566   6,841,510
                                              ----------       --------        ----------  ----------
  Receivables:
    Investment dividend and income
      receivable                                   3,556             29             4,208       7,793
    Employer contributions receivable             41,192          7,971            16,474      65,637
                                              ----------       --------        ----------  ----------
                                                  44,748          8,000            20,682      73,430
                                              ----------       --------        ----------  ----------
NET ASSETS AVAILABLE FOR PLAN
  BENEFITS                                    $4,380,090       $353,602        $2,181,248  $6,914,940
                                              ==========       ========        ==========  ==========


                                                                1994 Investment Funds
                                               -------------------------------------------------------
                                               Short-Term        Rhodes         Common
                                                 Income          Stock           Stock        Total
                                               ----------       --------       -----------  ----------
ASSETS:
  Investments, at fair value:
    Cash equivalents:
      Certificate of deposit fund              $2,741,700       $      0        $        0  $2,741,700
      Other                                        35,343            922           179,565     215,830
    Wachovia Guaranteed Insurance
      Contracts Fund                            1,439,772              0                 0   1,439,772
    Common stock                                        0        240,025         1,356,269   1,596,294
                                               ----------       --------       -----------  ----------
        Total investments                       4,216,815        240,947         1,535,834   5,993,596
                                               ----------       --------       -----------  ----------
  Receivables:
    Investment dividend and income
      receivable                                      186             19             4,934       5,139
    Employer contributions receivable              86,843         21,731            25,138     133,712
                                               ----------       --------       -----------  ----------
                                                   87,029         21,750            30,072     138,851
                                               ----------       --------       -----------  ----------
NET ASSETS AVAILABLE FOR PLAN
  BENEFITS                                     $4,303,844       $262,697        $1,565,906  $6,132,447
                                               ==========       ========        ==========  ==========


        The accompanying notes are an integral part of these statements.

                      RHODES, INC. EMPLOYEES' SAVINGS PLAN


  STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PLAN BENEFITS, WITH FUND
                                 INFORMATION

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994




                                                                             1995 INVESTMENT FUNDS
                                                             -----------------------------------------------------
                                                              SHORT-TERM     RHODES        COMMON
                                                                INCOME        STOCK         STOCK         TOTAL
                                                             -----------     --------     ----------   -----------
INVESTMENT INCOME:
  Interest                                                   $   173,540     $    259     $    9,072   $   182,871
  Dividends                                                       88,239            0         43,262       131,501
CONTRIBUTIONS:
  Employer, net of forfeitures                                   258,724       43,429        101,030       403,183
  Employee                                                       624,522      104,864        242,094       971,480
NET GAIN (LOSS) FROM INVESTMENTS                                      14      (74,065)       496,687       422,636
TRANSFERS BETWEEN FUNDS                                          (47,435)      46,153          1,282             0
WITHDRAWALS BY PARTICIPANTS                                   (1,021,358)     (29,735)      (278,085)   (1,329,178)
                                                             -----------     --------     ----------   -----------
NET INCREASE (DECREASE) IN PARTICIPANTS' EQUITY
  DURING YEAR                                                     76,246       90,905        615,342       782,493
NET ASSETS AVAILABLE FOR PLAN BENEFITS AT BEGINNING
  OF YEAR                                                      4,303,844      262,697      1,565,906     6,132,447
NET ASSETS AVAILABLE FOR PLAN BENEFITS AT END OF             -----------     --------     ----------   -----------
  YEAR                                                       $ 4,380,090     $353,602     $2,181,248   $ 6,914,940
                                                             ===========     ========     ==========   ===========



                                                                             1994 Investment Funds
                                                             -----------------------------------------------------
                                                             Short-Term     Rhodes        Common
                                                               Income        Stock         Stock         Total
                                                             -----------     --------     ----------   -----------
INVESTMENT INCOME:
  Interest                                                   $  120,490     $    380     $    8,111   $   128,981
  Dividends                                                      86,510            0         39,036       125,546
CONTRIBUTIONS:
  Employer, net of forfeitures                                  246,818       19,754         92,168       358,740
  Employee                                                      630,083       46,287        249,682       926,052
NET GAIN (LOSS) FROM INVESTMENTS                                    134      (23,867)         9,126       (14,607)
TRANSFERS BETWEEN FUNDS                                        (200,274)     223,602        (23,328)            0
WITHDRAWALS BY PARTICIPANTS                                    (899,590)      (3,459)      (239,782)   (1,142,831)
                                                             ----------     --------     ----------   -----------
NET INCREASE (DECREASE) IN PARTICIPANTS' EQUITY
  DURING YEAR                                                   (15,829)     262,697        135,013       381,881
NET ASSETS AVAILABLE FOR PLAN BENEFITS AT BEGINNING
  OF YEAR                                                     4,319,673            0      1,430,893     5,750,566

NET ASSETS AVAILABLE FOR PLAN BENEFITS AT END OF             ----------     --------     ----------   -----------
  YEAR                                                       $4,303,844     $262,697     $1,565,906   $ 6,132,447
                                                             ==========     ========     ==========   ===========


        The accompanying notes are an integral part of these statements.

   Participants are 100% vested in their own contributions. Participants become fully vested in the Company's matching contributions after a five-year period. Forfeitures, as defined in the plan agreement, of the nonvested portions of the Company's matching contributions at the participants' termination dates shall serve to reduce future required company contributions. In 1994, the Plan was amended to allow roll-over distributions of plan benefit payments to eligible retirement plans.

   Participants may make withdrawals from their own accounts and from the Company's vested account at any time, in accordance with the provisions of the Plan. Certain withdrawals result in a delay before participant and company contributions may resume.

   In the event of termination of the Plan, the total amount in each participant's account shall be nonforfeitable and immediately due and payable to each participant, in accordance with the provisions of the Plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF ACCOUNTING

   The accompanying financial statements have been prepared on the accrual basis of accounting. The preparation of financial statements in conformity with generally accepted accounting principles requires the Plan's management to make estimates and assumptions that affect the accompanying financial statements and disclosures. Actual results could differ from those estimates.

   CONTRIBUTIONS

   Contributions by participants are made through payroll deductions, and the Company's supplemental contributions are made monthly. Forfeitures of the nonvested portions of the Company's matching contributions at the participants' termination serve to reduce future required company contributions. During the years ended December 31, 1995 and 1994, forfeitures totaled $46,206 and $70,356, respectively.

   INVESTMENT VALUATION

   Investments of the Plan are stated at current market value as determined by the plan trustee as of the balance sheet dates. Securities in public markets are valued at their quoted market prices. Investments in guaranteed insurance contracts of the Wachovia Guaranteed Insurance Contracts ("GIC") Fund are stated at cost which, as determined by the Trust Investment Committee of the Wachovia GIC Fund, approximates fair market value.
   Purchases and sales of securities are reflected on a trade-date basis. The difference between cost and market value from one period to the next on investments bought, sold, and held during the year is recognized as net gain
   (loss) from investments in the accompanying statements of changes in net assets available for plan benefits.

   As of December 31, 1995, investments (at fair market value) that represent 5% or more of the Plan's net assets available for plan benefits are as follows:


              Wachovia Certificate of Deposit Fund     $2,885,100
              Wachovia GIC Fund                         1,365,162


   ADMINISTRATIVE EXPENSES

   All administrative expenses are paid by the Company.


3. TAX STATUS

   The Plan obtained its latest determination letter on October 26, 1995 in which the Internal Revenue Service stated that the Plan was in compliance with the applicable requirements of the Internal Revenue Code. The aforementioned determination letter approves and includes all amendments to the Plan as of December 31, 1995. Accordingly, no provision for federal income taxes has been made in the accompanying financial statements.

4. RELATED PARTIES

   During 1994, the Plan began to invest in company stock purchased on the open market. As of years ended December 31, 1995 and 1994, the Plan held 35,029 and 19,202 shares of company stock, respectively. The Plan also invests in common and collective trusts of Wachovia.

5. SUBSEQUENT EVENTS

   On April 29, 1996, Rhodes, Inc. retained the services of Salomon Brothers Inc to advise the Company concerning strategic alternatives, including a possible sale of the Company, with the objective of enhancing shareholder value. The initial impact of this announcement increased the market value of Rhodes, Inc. stock and, in turn, the Rhodes Stock Fund (held in connection with the Plan). In the event that the Company is sold, the Rhodes Stock Fund will be liquidated immediately and all funds will be disbursed in accordance with the provisions of the Plan. However, the full impact of this occurrence, whether or not the Company is sold, has yet to be determined.


6. RECONCILIATION TO FORM 5500

   As of December 31, 1995 and 1994, the Plan had $34,170 and $126,770, respectively, of pending distributions to participants who elected to withdraw from the Plan. These amounts are recorded as a liability in the Plan's Form 5500; however, these amounts are not recorded as a liability in the accompanying statements of net assets available for plan benefits in accordance with generally accepted accounting principles.

   The following table reconciles net assets available for plan benefits per the financial statements to the Form 5500 as filed by the Company for the years ended December 31, 1995 and 1994:

                                                          NET ASSETS AVAILABLE
                                 1995                      FOR PLAN BENEFITS
                               BENEFITS       1995            DECEMBER 31
                              PAYABLE TO    BENEFITS     ---------------------
                             PARTICIPANTS     PAID         1995         1994
                             ------------   --------     --------   ----------
Per financial statements       $     0     $1,329,178   $6,914,940   $6,132,447
Accrued benefit payments        34,170         34,170      (34,170)    (126,770)
Reversal of 1994 accrual
  for benefit payments               0       (126,770)           0            0
                               -------     ----------   ----------   ----------
Per Form 5500                  $34,170     $1,236,578   $6,880,770   $6,005,677
                               =======     ==========   ==========   ==========

                                                                      SCHEDULE I
                                                                     Page 1 of 2





                      RHODES, INC. EMPLOYEES' SAVINGS PLAN


           ITEM 27A--SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES

                               DECEMBER 31, 1995




                                                     PAR VALUE/
                                                       NUMBER
                                                     OF SHARES/      COST        CURRENT
                                                     CONTRACTS      VALUE         VALUE
                                                    ----------     -------      --------
     CORPORATE STOCKS--COMMON:
       Abbott Laboratories                             500    $   13,210    $   20,812
       Aluminum Company of America                     200         6,886        10,575
       Ambac, Inc.                                     500        19,960        23,438
       American Express Company                        400         8,791        16,550
       American Home Products Corporation              400        27,355        38,800
       American International Group, Inc.              500        27,599        46,250
       Amoco Corporation                               400        21,021        28,600
       AT&T Corporation                                800        35,737        51,800
       Avnet, Inc.                                     200         6,768         8,950
       Avon Products, Inc.                             200        11,293        15,075
       Bandag, Inc.                                    200        10,333        10,600
       BellSouth Corporation                         1,400        33,841        60,900
       Boeing Company                                  100         4,359         7,838
       Bristol-Myers Squibb Company                    800        41,577        68,700
       Cabletron Systems, Inc.                         100         5,283         8,100
       Caterpillar, Inc.                               300        18,287        17,625
       Coca-Cola Company, The                          600        25,308        44,550
       Columbia/HCA Healthcare Corporation             500        25,415        25,375
       Computer Associates International               300        17,812        17,063
       CPC International, Inc.                         900        27,596        61,763
       Equifax, Inc.                                 2,000        34,043        42,750
       Exxon Corporation                               600        28,268        48,300
       Federal National Mortgage Association           400        30,759        49,550
       FMC Corporation                                 400        28,250        27,050
       Ford Motor Company-Delaware                   2,500        70,378        72,188
       General Electric Company                        600        13,616        43,200
       Giddings & Lewis, Inc.-Wisconsin              1,200        22,875        19,800
       Halliburton Company                           1,500        48,281        75,935
       Harsco Corporation                              300        12,360        17,438
       Hewlett-Packard Company                         250         8,401        20,938
       Honeywell, Inc.                               1,500        51,443        72,938
       International Business Machines Corp.           450        37,199        41,117
       International Paper Company                     200         6,726         7,575

                                                                SCHEDULE I
                                                               Page 2 of 2



                                                     PAR VALUE/
                                                       NUMBER
                                                     OF SHARES/     COST        CURRENT
                                                     CONTRACTS      VALUE        VALUE
                                                    ----------     -------      --------

      The Limited, Inc.                                700    $   15,771    $   11,988
      MCI Communications Corporation                   600        14,279        15,675
      Merck & Company, Inc.                            700        23,925        45,938
      Microsoft Corporation                            150         5,831        13,162
      Minnesota Mining & Manufacturing Co.             600        26,708        39,825
      Morgan & Company, J. P.                          600        27,393        48,150
      Morgan Stanley Group, Inc.                       200        12,906        16,125
      Motorola, Inc.                                   700        18,971        39,900
      Nike, Inc.--Class B                              400         9,393        27,850
      Norfolk Southern Corporation                     900        46,127        71,438
      Pacific Gas & Electric Company                 1,000        28,909        28,375
      Pepsico, Inc.                                    450        13,830        25,144
      Praxair, Inc.                                  1,900        38,313        63,888
      Procter & Gamble Company                         700        34,263        58,100
      Providian Corporation                          1,200        42,074        48,900
 *    Rhodes, Inc.                                  35,029       431,724       341,533
      Sbarro, Inc.                                   1,800        40,322        38,700
      Schlumberger Ltd.                                800        50,517        55,400
      Sigma Aldrich Corporation                        500        18,113        24,750
      The Southern Company                           1,500        28,660        36,937
      Tecumseh Products Company                        700        34,500        36,225
      Toys "R" Us                                    1,500        45,978        32,625
      TYCO International Ltd.                          800        24,907        28,500
      Xerox Corporation                                300        30,788        41,100
                                                              ----------    ----------
             Total corporate stocks--common                    1,845,232     2,312,371
                                                              ----------    ----------
    COMMON/COLLECTIVE TRUSTS:
 *    Wachovia Bank Certificate of Deposit Fund     28,851     2,885,100     2,885,100
 *    Wachovia Bank GIC Fund                         7,791     1,365,160     1,365,162
 *    Wachovia Bank Short-Term Investment
        Fund                                       278,877       278,877       278,877
                                                              ----------    ----------
      Total common/collective trusts                           4,529,137     4,529,139
                                                              ----------    ----------
      Total investments                                       $6,374,369    $6,841,510
                                                              ==========    ==========

                        *Indicates a party in interest.

         The accompanying notes are an integral part of this schedule.

                                                                     SCHEDULE II








                      RHODES, INC. EMPLOYEES' SAVINGS PLAN


               ITEM 27D--SCHEDULE OF REPORTABLE TRANSACTIONS (A)

                      FOR THE YEAR ENDED DECEMBER 31, 1995




                                   NUMBER                     NUMBER                                  NET
                                OF PURCHASE    PURCHASE      OF SALES      SELLING                    GAIN
                                TRANSACTIONS     PRICE     TRANSACTIONS     PRICE        COST        (LOSS)
                                ------------  ---------    ------------    -------       ----        ------
 *   WACHOVIA CERTIFICATE OF          3        $ 683,400         3         $ 540,000    $ 540,000      $0
       DEPOSIT FUND

 *   WACHOVIA SHORT-TERM            214        1,800,595        39         1,736,635    1,736,635       0
       INVESTMENT FUND


                  *Indicates a party-in-interest transaction.

             (a) Represents a transaction or a series of transactions in securities of the same issue in excess of 5% of the current value of plan assets as of the beginning of the year.

         The accompanying notes are an integral part of this schedule.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the Registration has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        RHODES, INC.




                                        By: /s/  Joel H. Dugan
                                            --------------------------
                                            Joel H. Dugan
                                            Senior Vice President
                                            Finance and Administration

                                            Dated: June 28, 1996