Form 10-Q
period 1996-05-31
RHODES INC
filed 1996-07-15
CIK 83679

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended May 31, 1996
                                                     ------------

                                       OR

         [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


  Commission File Number:          1-9308
                         --------------------------------------

                                RHODES, INC.
             --------------------------------------------------
           (Exact name of registrant as specified in its charter)

      Georgia                                                    58-0536190
 --------------------                                         -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                            Identification Number)


                           4370 Peachtree Road, N.E.
                           Atlanta, Georgia 30319
             --------------------------------------------------
                  (Address of principal executive offices)
                                 (Zip Code)

                               (404) 264-4600
             --------------------------------------------------
            (Registrant's telephone number, including area code)

                                    NONE
             --------------------------------------------------
            (Former name, former address and former fiscal year,
                         if changed since last report)

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1996: 9,149,964 shares of common stock without par value.

                                  RHODES, INC.

                                     INDEX

Part I.          Financial Information


         Item 1. Financial Statements

              Condensed Consolidated Balance Sheets - -
                 May 31, 1996 and February 29, 1996

              Condensed Consolidated Statements of Operations
                 for the Three Months Ended May 31, 1996
                 and May 31, 1995

              Condensed Consolidated Statements of Cash Flows
                 for the Three Months Ended May 31, 1996
                 and May 31, 1995

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.         Other Information

         Item 6. Exhibits and Reports on Form 8-K





                                       I

                         RHODES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                  (Unaudited)




                                                                                  MAY 31,      FEBRUARY 29,
ASSETS                                                                             1996          1996
- ------                                                                         ------------   -------------

CURRENT ASSETS:
  Cash                                                                         $         63   $         312
  Accounts receivable                                                                 5,249           5,212
  Inventories at LIFO cost                                                           90,343          87,965
  Prepaid expenses and other                                                          6,650          10,072
  Deferred tax assets                                                                 4,052           2,157
                                                                               ------------   -------------
     Total Current Assets                                                           106,357         105,718
                                                                               ------------   -------------
PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and
  amortization of $41,057 at May 31, 1996 and $39,007 at February 29, 1996.          80,284          75,951
                                                                               ------------   -------------
CAPITALIZED REAL ESTATE LEASES, at cost, less accumulated amortization
  of  $5,830 at May 31, 1996 and $5,641 at February 29, 1996.                         6,114           6,304
                                                                               ------------   -------------
INTANGIBLE ASSETS, net
  Goodwill                                                                           62,297          62,482
  Favorable leases                                                                    2,799           2,962
  Other intangibles                                                                   2,387           2,488
                                                                               ------------   -------------
      Total Intangible Assets                                                        67,483          67,932
                                                                               ------------   -------------
OTHER ASSETS                                                                          5,631           5,854
                                                                               ------------   -------------
      TOTAL ASSETS                                                             $    265,869   $     261,759
                                                                               ============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt and capital lease obligations           $     14,445   $      12,695
  Accounts payable                                                                   44,121          47,745
  Accrued interest                                                                    2,152           1,000
  Accrued liabilities                                                                25,689          25,912
  Deferred income                                                                    12,396          11,247
  Current portion deferred gain--sale/leasebacks                                        318             318
                                                                               ------------   -------------
      Total Current Liabilities                                                      99,121          98,917
                                                                               ------------   -------------
DEFERRED INCOME TAXES                                                                 6,862           6,862
                                                                               ------------   -------------
LONG-TERM DEBT, less current maturities                                              77,454          70,642
                                                                               ------------   -------------
OBLIGATIONS UNDER CAPITAL LEASES                                                     12,659          12,928
                                                                               ------------   -------------
DEFERRED GAIN--SALE/LEASEBACKS                                                        2,283           2,390
                                                                               ------------   -------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common Stock, no par value, 20,000 shares authorized and 9,150
  and 9,134 outstanding at May 31, 1996 and February 29, 1996                         ---             ---
  Paid-in Capital                                                                    99,839          99,709
  Accumulated deficit                                                               (32,349)        (29,689)
                                                                               ------------   -------------
      Total Shareholders' Equity (Deficit)                                           67,490          70,020
                                                                               ------------   -------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $    265,869   $     261,759
                                                                               ============   =============



The accompanying notes are an integral part of these consolidated balance sheets.

                         RHODES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)



                                              THREE MONTHS      THREE MONTHS
                                                  ENDED             ENDED
                                              MAY 31, 1996      MAY 31, 1995
                                              ------------      ------------

NET SALES                                      $    119,726     $      89,439
COST OF GOODS SOLD                                   65,501            46,344
                                               ------------     -------------
GROSS PROFIT                                         54,225            43,095
                                               ------------     -------------
FINANCE CHARGES AND INSURANCE COMMISSIONS             1,797             1,684
                                               ------------     -------------
OPERATING EXPENSES:
  Selling                                            19,994            14,770
  General and administrative                         37,291            24,580
  Amortization of intangibles                           714               722
  Provision for credit losses                            71                21
  Other (income) expense, net                           (50)               91
                                               ------------     -------------
                                                     58,020            40,184
                                               ------------     -------------
OPERATING INCOME (LOSS)                              (1,998)            4,595

  Interest expense, net                               2,510             1,532
                                               ------------     -------------
INCOME (LOSS) BEFORE INCOME TAXES                    (4,508)            3,063

PROVISION (BENEFIT) FOR INCOME TAXES                 (1,848)            1,256
                                               ------------     -------------
NET INCOME (LOSS)                              $     (2,660)    $       1,807
                                               ============     =============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK    $      (0.29)    $        0.19
                                               ============     =============
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
    STOCK OUTSTANDING                                 9,164             9,379
                                               ============     =============





   The accompanying notes are an integral part of these consolidated statements.

                         RHODES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                                   THREE MONTHS      THREE MONTHS
                                                                       ENDED            ENDED
                                                                   MAY 31, 1996      MAY 31, 1995
                                                                  -------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net income (loss)                                        $      (2,660)   $        1,807

Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
           Depreciation and amortization                                  2,741             1,766
           Amortization of intangibles                                      714               722
           Amortization of gain-sale/leasebacks                            (107)              (79)
           Changes in current assets and liabilities:
              Receivables, net                                              (37)             (155)
              Inventories                                                (2,378)            1,145
              Prepaid expenses and other                                  3,323             1,938
              Deferred tax assets                                        (1,895)
              Accounts payable and accrued
                liabilities                                              (2,695)          (10,447)
              Deferred income on warranties, undelivered
                sales and credit commissions                              1,149             1,297
                                                                  -------------    --------------
                 Net cash used in operating activities            $      (1,845)   $       (2,006)
                                                                  -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Retirements of property and equipment, net                         150               692
         Additions to property and equipment                             (6,925)           (8,398)
         Additions to intangible assets                                    (264)           ---
         Decrease in other assets, net                                      212               477
         Decrease in obligations under capital leases                      (269)             (311)
                                                                  -------------    --------------
                 Net cash used in investing activities            $      (7,096)   $       (7,540)
                                                                  -------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of long-term debt                                     ---                 (222)
         Proceeds from long-term debt                                     8,562            ---
         Purchase of stock-employee stock purchase plan                     130               178
         Repurchase of stock                                             ---               (1,313)
         Proceeds from short-term debt                                   ---                8,209
                                                                  -------------    --------------
                 Net cash provided by from financing activities   $       8,692    $        6,852
                                                                  -------------    --------------
DECREASE IN CASH                                                           (249)           (2,694)

CASH AT BEGINNING OF PERIOD                                                 312             3,268
                                                                  -------------    --------------
CASH AT END OF PERIOD                                             $          63    $          574
                                                                  =============    ==============
SUPPLEMENTAL DISCLOSURE:
         CASH PAYMENTS FOR:
              Interest                                            $       2,510    $        1,532
                                                                  =============    ==============
              Income taxes (refund)                               $      (1,406)   $          583
                                                                  =============    ==============


The accompanying notes are an integral part of these condensed consolidated statements.

                                  RHODES, INC.

                                     PART I

FINANCIAL INFORMATION

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

         On December 15, 1995 Rhodes consummated the acquisition of the furniture store operations of The Glick Furniture Company ("Glick's") in Columbus, Ohio, consisting of seven stores and one distribution center. The store locations purchased recorded over $41 million in sales for year ended December 31, 1994. The acquisition was accomplished through a purchase of the inventory and operating assets for approximately $11 million, assumption of operating leases on stores owned by third parties and the execution of new operating leases on stores owned by Glick's. Financing was provided through bank credit lines and a seller note in the amount of $2 million.

         For additional information concerning the acquisitions, see note 13 to the Company's Financial Statements for the year ended February 29, 1996.

         On April 29, 1996 the Company reported that it had retained Salomon Brothers Inc. to advise the Company concerning strategic alternatives, including a possible sale of the Company, with an objective of enhancing shareholder value.

                                  RHODES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                  MAY 31, 1996

1.       BASIS OF PRESENTATION

                 The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position of the Company as of May 31, 1996 and February 29, 1996, the results of operations for the three months ended May 31, 1996 and May 31, 1995, and cash flows for the three months ended May 31, 1996 and May 31, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications of prior years' amounts have been made to conform with fiscal 1997 amounts. These financial statements should be read in conjunction with the historical financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

                             RESULTS OF OPERATIONS
                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                           ------------------
                                                           (PERCENTAGE OF NET SALES)
                                               MAY 31, 1996                      MAY 31, 1995
                                           ---------------------             ---------------------
Net Sales                                        100.0%                            100.0%
Cost of Goods Sold                                54.7                              51.8
                                                 -----                             -----
    Gross Profit                                  45.3                              48.2
                                                 -----                             -----
Finance Charge and
    Insurance Commissions                          1.5                               1.9
                                                 -----                             -----

Operating Expenses:
    Selling                                       16.7                              16.6
    General and
      administrative                              31.1                              27.5
    Provision for credit
      losses                                       0.1                               0.0
    Amortization of
      intangibles                                  0.6                               0.8
    Other (income)
      expense, net                                (0.0)                              0.1
                                                 -----                              ----

Operating Income (Loss)                           (1.7)                              5.1

Interest expense, net                              2.1                               1.7
                                                  ----                              ----

    Income (loss) before
      income taxes                                (3.8)                              3.4

Provision (Benefit) for income taxes              (1.5)                              1.4
                                                 -----                             -----

    Net income (Loss)                             (2.2%)                             2.0%
                                                 =====                             =====

OPERATING RESULTS

THREE MONTHS ENDED MAY 31, 1996 AND 1995 - COMPARED

         Net sales increased 33.9% to $119,726,000 from $89,439,000 for the three months ended May 31, 1996 compared with the same period last year. Same store sales decreased 5.9% for the three months ended May 31, 1996. The net loss for the first quarter was $2,660,000, compared with earnings of $1,807,000, for the same quarter last year. The loss per share for the first quarter was $.29 compared with earnings of $.18 per share for the first quarter last year.

    During the quarter, one new store was opened in the Kansas City, Missouri market (our third store in Kansas City) and one of the Jacksonville, Florida stores was relocated. The Company has entered into leases for two new stores in Memphis, Tennessee, which will be a new market for the Company. There are plans to open one new Cincinnati, Ohio store in fiscal 1997, but no lease has been signed. A total of five new stores are planned and six stores are planned for relocation. The Company is also considering new markets for potential store additions in the future but will delay entering new markets until the recently acquired stores have been completely integrated into Rhodes. However, as part of its business strategy, the Company will continue to evaluate strategic acquisition opportunities. The Company cannot predict, however, if any transactions will be consummated, nor the terms or the form of consideration that may be required. The Company completed remodeling five stores and refurbishing one store during the first quarter, including four stores recently acquired from Weberg. Ten more stores are scheduled for remodeling during this fiscal year, but all remodeling activity has been temporarily suspended to await Salomon Brothers' recommendation on strategic alternatives and to allow the stores acquired from Weberg and Glick's to be fully integrated into Rhodes' operations.

         Gross profit as a percentage of net sales for the three months ended May 31, 1996, decreased to 45.3% from 48.2%, compared with the same period last year. The decline in the gross profit percentage was due to the liquidation sale of inventory acquired from Weberg and Glick's and more aggressive price promotions during the quarter. The acquired stores will have lower gross profit in fiscal year 1997 than Rhodes has had historically as the inventories are liquidated and changed to Rhodes' line-up in the second quarter of fiscal 1997 and due to the accounting deferral of revenues from warranties sold for the first time in the acquired stores. The Texas and Colorado stores will continue to have lower gross profit due to higher freight costs.

         Finance charge and insurance commission income derives from commissions earned under the Company's merchant agreement whereby all newly created accounts receivable are sold to Beneficial National Bank U.S.A. ("BNB") and from commissions on credit insurance on credit customer balances. The amounts earned increased for the three months ended May 31, 1996 due to an increase in the net insurance commissions collected on customers' accounts.

         Selling expense for the three months ended May 31, 1996 increased as a percentage of net sales to 16.7% this year, compared with 16.6%, for the same period last year. The increase as a percentage of net sales is due to a decrease in same store sales.

         General and administrative expenses for the quarter ended May 31, 1996 increased to $37,291,000 (31.1% of net sales) from $24,580,000 (27.5% of net sales) for the three months last year. The increased expense is due to increases in employee expenses and the cost of adding 35 new stores. The increase in the percentage of net sales is due primarily to a decline in same store sales this year compared with last year. In light of recent disappointing results the Company is reviewing expense saving measures.

         Interest expense on the Company's indebtedness is generally fixed and is expected to decline slightly in future periods as such debt is reduced from internal cash flow.

LIQUIDITY AND CAPITAL RESOURCES

         Currently, the Company's principal sources of liquidity are cash flow from operations and additional borrowing capacity under its Revolving Credit Agreement described below. Net cash used in operating activities for the first quarter ended May 31, 1996 was approximately $1.8 million compared with $2.0 million cash used for the first quarter last year. The Company's principal uses of cash are debt service obligations, capital expenditures and working capital needs.

         For the three months ended May 31, 1996 FIFO inventory turns decreased to 2.9x compared with 3.5x for the same period last year. Inventories increased by $37.1 million at May 31, 1996 compared to May 31, 1995 due to the acquisition of approximately $30.3 million in inventory from Weberg and Glick's and the new larger stores. The Company has historically had low or negative working capital, primarily as a result of its tight inventory controls, low cash balances and the inclusion in current liabilities of deferred revenues, such as merchandise sold but not delivered and deferred warranty revenue. Working capital at May 31, 1996 was approximately $7.2 million.

         The Company's capital expenditures for equipment and expansion and remodeling or refurbishing of stores are estimated at $27.0 million for fiscal 1997 compared with $23.5 million for fiscal 1996, not including $6.3 million in capital additions related to the Weberg and Glick's acquisitions. The increase reflects the cost of the Company's plan to remodel or refurbish 16 stores and open 11 new stores during fiscal 1997, including six planned store relocations. The Company plans to spend approximately $25.0 million in 1998. However, capital expenditures in excess of $18.0 million in any year after 1996 will require approval under the Revolving Credit Agreement. Although the Company still plans to remodel or refurbish 16 stores in fiscal 1997, it has for the present temporarily suspended the remodeling program with completion of six stores both to await the results of the Salomon Brothers' recommendations on strategic alternatives and to allow the stores acquired from Weberg and Glick's to be fully integrated into Rhodes' operations.

         The Company maintains a Revolving Credit Agreement with Wachovia National Bank and Fleet Credit Corporation for the lesser of $45.0 million or 50% of eligible inventory plus a three year term loan of $20.0 million. The loan agreement expires on January 12, 1999 and therefore has been classified in the financial statements as long term debt. The agreement is secured by substantially all of the inventory of the Company. As of July 10, 1996, there was $37.6 million outstanding under the Revolving Credit Agreement and approximately $5.0 million remains available under the Agreement and other arrangements described below.

         In June, 1996 the Company arranged a bridge loan of $9.0 million for 60 days as an amendment to the Revolving Credit Agreement. Green Capital, L.P., an affiliate of the Company, participated in the extension of the loan to the Company in the amount of $3 million. Proceeds of the loan were used to make a mandatory prepayment on the Company's senior secured notes in the amount of $7.5 million and for working capital purposes. The Company expects to repay the bridge loan with cash flow from operations.



                      ----------------------------------


         The foregoing discussion contains forward-looking statements with respect to the Company's sales, cash flow, capital expenditures and gross profit. The Company's ability to meet these projections will be subject to general economic trends, the Company's ability to increase same store sales, and sales trends for the Company and the industry, which may deviate substantially from the Company's expectations.

                                  RHODES, INC.

                                    PART II

Item 6.  Exhibits and Reports on Form 8-K

       (a)      Exhibits:

                4.1 Subordinated Promissory Note Dated June 12, 1996 from Rhodes, Inc. Payable to Green Capital Investors, L.P.

                4.2 Waiver and Amendment dated as of May 31, 1996 to Note Purchase Agreement Dated as of June 13, 1993 by and among the Company and the Lenders Named Therein.

                27      Financial Data Schedule (for SEC use only).

       (b)      Reports on Form 8-K.

                        No reports on Form 8-K have been filed during the quarter ended May 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        RHODES, INC.
                                       ---------------------
                                         (Registrant)



DATE: July 15, 1996                  By: /s/Joel H. Dugan
      -------------                      --------------------
                                            Joel H. Dugan
                                     Senior Vice President--
                                     Finance and Administration

                               INDEX TO EXHIBITS



 4.1 Subordinated Promissory Note dated June 12, 1996 from Rhodes, Inc. Payable to Green Capital Investors, L.P.

 4.2 Waiver and Amendment dated as of May 31, 1996 to Note Purchase Agreement Dated as of June 13, 1996 by and among the Company and the Lenders Named Therein

27            Financial Data Schedules (for SEC use only).