Form 10-Q
period 1996-08-31
RHODES INC
filed 1996-10-21
CIK 83679

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

           /X/   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 1996

                                       OR

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (404) 264-4600
              (Registrant's telephone number, including area code)

                                      NONE
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1996: 9,168,150 shares of common stock without par value.

                                  RHODES, INC.

                                      INDEX

Part I.    Financial Information

           Item 1.  Financial Statements

                 Recent Developments

                 Condensed Consolidated Balance Sheets --
                  August 31, 1996 and February 29, 1996

                 Condensed Consolidated Statements of Operations
                  for the Three and Six Months Ended August 31, 1996 and August 31, 1995

                 Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended August 31, 1996
                   and August 31, 1995

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   Other Information

           Item 1.    Legal Proceedings

           Item 4.    Submission of Matters to a Vote of Security Holders

           Item 6.    Exhibits and Reports on Form 8-K

                                  RHODES, INC.

                                     PART I

FINANCIAL INFORMATION

RECENT DEVELOPMENTS

           On November 1, 1995 Rhodes, Inc. ("Rhodes" or the "Company") consummated the acquisition of 21 store operations and two distribution center operations from Weberg Enterprises, Inc. ("Weberg") in the states of Colorado, Texas and Illinois. The store locations purchased recorded over $100 million in sales for the year ended December 31, 1994. The acquisition was accomplished through a purchase of the inventory and operating assets for approximately $31 million, assumption of operating leases on stores owned by third parties and the execution of new operating leases on stores owned by Weberg. Financing was provided primarily through bank credit lines.

           On December 15, 1995 Rhodes consummated the acquisition of the furniture store operations of The Glick Furniture Company ("Glick's") in Columbus, Ohio, consisting of seven stores and one distribution center. The store locations purchased recorded over $41 million in sales for year ended December 31, 1994. The acquisition was accomplished through a purchase of the inventory and operating assets for approximately $11 million, assumption of operating leases on stores owned by third parties an the execution of new operating leases on stores owned by Glick's. Financing was provided through bank credit lines and a seller note in the amount of $2 million.

           For additional information concerning the acquisitions, see note 13 to the Company's Financial Statements for the year ended February 29, 1996.

           On April 29, 1996 the Company reported that it had retained Salomon Brothers Inc to advise the Company concerning strategic alternatives, including a possible sale of the Company, with an objective of enhancing shareholder value. On September 17, 1996, the Company reported that agreement had been reached to merge Rhodes, Inc. with a wholly owned subsidiary of Heilig-Meyers Company ("HEILIG-MEYERS"). The definitive merger agreement (the "MERGER AGREEMENT"), which was unanimously approved by the Rhodes' Board of Directors, entitles Rhodes shareholders to receive one Heilig-Meyers common share for every two shares of Rhodes common stock, or an aggregate amount of approximately 4.6 million shares of Heilig-Meyers stock for all currently outstanding Rhodes shares. The merger (the "MERGER") is subject to Hart-Scott-Rodino clearance, approval by Rhodes shareholders and certain other conditions. The transaction is currently structured as a tax-free exchange of shares.

           On a combined basis, the Company and Heilig-Meyers had sales of approximately $1.5 billion and 824 stores for the fiscal year ended February 29, 1996.

                          RHODES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                               AUGUST 31,  FEBRUARY 29,
ASSETS                                                                            1996          1996
CURRENT ASSETS:
   Cash                                                                        $     716     $     312
   Accounts receivable                                                             7,838         5,212
   Inventories at LIFO cost                                                       85,052        87,965
   Prepaid expenses and other                                                      8,034        10,072
   Deferred tax assets                                                             6,152         2,157
                                                                               ---------     ---------
           Total Current Assets                                                  107,792       105,718
                                                                               ---------     ---------
PROPERTY AND EQUIPMENT, at cost, less accumulated depreciation and
amortization of $43,440 at August 31, 1996 and $39,007 at February 29, 1996       80,563        75,951
                                                                               ---------     ---------
CAPITALIZED REAL ESTATE LEASES, at cost, less accumulated amortization
of $6,019 at August 31, 1996 and $5,640 at February 29, 1996                       5,925         6,304
                                                                               ---------     ---------
INTANGIBLE ASSETS, net
   Goodwill                                                                       61,849        62,482
   Favorable leases                                                                2,666         2,962
   Other intangibles                                                               2,602         2,488
                                                                               ---------     ---------
           Total Intangible Assets                                                67,117        67,932
                                                                               ---------     ---------
OTHER ASSETS                                                                       5,380         5,854
                                                                               ---------     ---------
           TOTAL ASSETS                                                        $ 266,777     $ 261,759
                                                                               =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes and Loans Payable                                                     $   3,171     $      --
   Current maturities of long-term debt and capital lease obligations             14,945        12,695
   Accounts payable                                                               47,916        47,745
   Accrued interest                                                                1,241         1,000
   Accrued liabilities                                                            27,919        25,912
   Deferred income                                                                12,236        11,247
   Current portion deferred gain-sale/leasebacks                                     541           318
                                                                               ---------     ---------
           Total Current Liabilities                                             107,969        98,917
                                                                               ---------     ---------
DEFERRED INCOME TAXES                                                              6,862         6,862
                                                                               ---------     ---------
LONG TERM DEBT, less current maturities                                           72,390        70,642
                                                                               ---------     ---------
OBLIGATIONS UNDER CAPITAL LEASES                                                  12,855        12,928
                                                                               ---------     ---------
DEFERRED GAIN-SALE/LEASEBACKS                                                      1,895         2,390
                                                                               ---------     ---------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY

   Common Stock, no par value, 20,000 shares authorized and 9,150 and 9,134 outstanding at August 31, 1996 and February 29, 1996, respectively
   Paid in Capital                                                                99,838        99,709
   Accumulated deficit                                                           (35,032)      (29,689)
                                                                               ---------     ---------
           Total Shareholders' Equity                                             64,806        70,020
                                                                               ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 266,777     $ 261,759
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

                          RHODES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Data)
                                   (Unaudited)

                                                    QUARTER                QUARTER            SIX MONTHS           SIX MONTHS
                                                     ENDED                  ENDED                ENDED                 ENDED
                                                AUGUST 31, 1996        AUGUST 31, 1995      AUGUST 31, 1996       AUGUST 31, 1995
                                                ---------------        ---------------      ---------------       ---------------
NET SALES                                           $119,038               $95,379              $238,764              $184,818
COSTS OF GOODS SOLD                                   65,743                49,817               131,244                96,161
                                                     -------                ------               -------               -------
GROSS PROFIT                                          53,295                45,562               107,520                88,657
                                                     -------                ------               -------               -------
FINANCE CHARGES and
  INSURANCE COMMISSIONS                                1,600                 1,410                 3,397                 3,094
                                                     -------               -------              --------               -------
OPERATING EXPENSES:
   Selling                                            20,561                15,476                40,555                30,356
   General and administrative                         35,381                24,741                72,672                49,321
   Amortization of intangibles                           883                   722                 1,597                 1,444
   Provision for credit losses                           140                    21                   211                    42
   Other (income) expense, net                            15                   (86)                  (35)                 (105)
                                                   ---------             ---------              --------               -------
                                                      56,980                40,874               115,000                81,058
                                                     -------                ------               -------               -------
INCOME (LOSS) BEFORE
  INTEREST EXPENSE AND
  INCOME TAXES                                        (2,085)                6,098                (4,083)               10,693
Interest expense - net                                 2,463                 1,575                 4,973                 3,107
                                                     -------               -------               -------               -------
INCOME (LOSS) BEFORE
  INCOME TAXES                                        (4,548)                4,523                (9,056)                7,586
PROVISION (BENEFIT) FOR
  INCOME TAXES                                        (1,865)                1,854                (3,713)                3,110
                                                     -------               -------               -------               -------
NET INCOME (LOSS)                                    $(2,683)              $ 2,669               $(5,343)             $  4,476
                                                    ========               =======               =======               =======
NET INCOME (LOSS)
  PER SHARE                                          $ (0.29)              $  0.29               $ (0.58)             $   0.48
                                                   =========              ========               =======               =======
WEIGHTED AVERAGE NUMBER
   OF SHARES OF COMMON
   STOCK OUTSTANDING                                   9,150                 9,331                 9,150                 9,355
                                                   =========               =======              ========               =======

The accompanying notes are an integral part of these condensed consolidated statements.

                          RHODES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                               SIX MONTHS        SIX MONTHS
                                                                                  ENDED            ENDED
                                                                             AUGUST 31, 1996   AUGUST 31, 1995
                                                                             ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net income (loss)                                                       $ (5,343)    $  4,476
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                                    5,409        3,765
     Amortization of intangibles                                                      1,597        1,444
     Amortization of gain-sale/leasebacks                                              (272)        (159)
     Write-off of intangible assets                                                      --           85
     Changes in current assets and liabilities:
        Receivables, net                                                             (2,626)        (697)
        Inventories                                                                   2,913       (6,041)
        Prepaid expenses and other                                                    2,607          169
        Deferred tax assets                                                          (3,995)          --
        Accounts payable and accrued liabilities                                      2,419        2,186
        Deferred income on warranties, undelivered sales and credit commissions         989          787
                                                                                   --------     --------
           Net cash provided by operating activities                               $  3,698     $  6,015
                                                                                   --------     --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Retirements of property and equipment, net                                           182          771
   Additions to property and equipment                                               (9,802)     (13,299)
   Additions to intangible assets                                                      (782)          --
   Decrease (increase) in other assets, net                                            (117)         574
                                                                                   --------     --------
           Net cash used in investing activities                                   $(10,519)    $(11,954)
                                                                                   --------     --------
CASH FLOWS FROM (USED BY) FINANCING ACTIVITIES:
   Repayment of long-term debt                                                           --         (222)
   Proceeds from long-term debt                                                       3,998           --
   Purchase of stock-employee stock purchase plan                                       129          178
   Repurchase of stock                                                                   --       (2,490)
   Proceeds from short-term debt                                                      3,171        6,593
   Decrease in obligations under capital lease                                          (73)        (557)
                                                                                   --------     --------
           Net cash from financing activities                                      $  7,225     $  3,502
                                                                                   --------     --------
INCREASE (DECREASE) IN CASH                                                             404       (2,437)
CASH AT BEGINNING OF PERIOD                                                             312        3,268
                                                                                   --------     --------
CASH AT END OF PERIOD                                                              $    716     $    831
                                                                                  =========    ========
SUPPLEMENTAL DISCLOSURE:
   CASH PAYMENTS FOR
       Interest                                                                    $  4,973     $  3,107
                                                                                   =========    ========
       Income taxes                                                                $     62     $  2,332
                                                                                   =========    ========

The accompanying notes are an integral part of these condensed consolidated statements.

                                  RHODES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 AUGUST 31, 1996

1.         BASIS OF PRESENTATION

                     The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. This information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the financial position of the Company as of August 31, 1996 and February 29, 1996, the results of operations for the three and six months ended August 31, 1996 and August 31, 1995, and cash flows for the six months ended August 31, 1996 and August 31, 1995. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Certain reclassifications of prior years' amounts have been made to conform with fiscal 1997 amounts. These financial statements should be read in conjunction with the historical financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                              RESULTS OF OPERATIONS
                                 (In Thousands)
                                   (Unaudited)

                                              THREE MONTHS ENDED  SIX MONTHS ENDED
                                                   AUGUST 31,         AUGUST 31,
                                               1996       1995     1996        1995
                                               ----       ----     ----        ----
Net Sales                                     100.0%     100.0%    100.0%     100.0%
Cost of Goods Sold                             55.2%      52.2%     55.0%      52.0%
                                              -----      -----     -----      -----
   Gross Profit                                44.8%      47.8%     45.0%      48.0%
                                              -----      -----     -----      -----
Finance Charge and Insurance Commissions        1.3%       1.5%      1.4%       1.7%
                                              -----      -----     -----      -----
Operating Expenses:

     Selling                                   17.3%      16.2%     17.0%      16.4%

     General and Administrative                29.7%      25.9%     30.4%      26.7%

     Provision for Credit Losses                 .1%       0.0%       .1%       0.0%

    Amortization of Intangibles                  .7%       0.8%       .7%       0.8%

    Other (Income) Expense, Net                 0.0%       0.0%      0.0%       0.0%
                                              -----      -----     -----      -----
                                               47.9%      42.9%     48.2%      43.9%
                                              -----      -----     -----      -----
Operating Income (Loss)                        (1.8%)      6.4%     (1.7%)      5.8%
Interest Expense, Net                           2.1%       1.7%     (2.1%)      1.7%
                                              -----      -----     -----      -----
     Income (Loss) Before Income Taxes         (3.8%)      4.7%     (3.8%)      4.1%
Provision (Benefit) for Income Taxes           (1.6%)      1.9%      1.6%       1.7%
                                              -----      -----     -----      -----
Net Income (Loss)                              (2.3%)      2.8%     (2.2%)      2.4%
                                              =====      =====     =====      =====

OPERATING RESULTS

THREE MONTHS AND SIX MONTHS ENDED AUGUST 31, 1996 AND 1995 COMPARED

           Net sales increased 24.8% to $119,038,000 from $95,379,000 for the three months ended August 31, 1996 compared with the same period last year and increased 29.2% to $238,764,000 from $184,818,000 for the six months ended August 31, 1996 compared with the corresponding period last year. Same store sales decreased 10.0% and 8.0% for the three months and six months ended August 31, 1996, respectively. The net loss for the second quarter ended August 31, 1996 was $2,683,000, compared with net income of $2,669,000 for the same quarter last year, and net loss for the six months ended August 31, 1996 was $5,343,000 compared with net income of $4,476,000 for the six months last year. Net loss per share was $.29 for the second quarter and $.58 for the six months ended August 31, 1996, compared with earnings per share of $.29 and $.48 for the quarter and six months ended August 31, 1995, respectively.

           At August 31, 1996, the Company had 107 stores in operation compared with 79 at August 31, 1995. During the quarter, no new stores were opened and two stores were closed. The Company has entered into leases for two new stores in Memphis, Tennessee, a new market for the Company, which will be delayed until fiscal 1998. The Company is also considering new markets for potential store additions in the future but will delay entering new markets until the recently acquired stores have been completely integrated into Rhodes and Rhodes is integrated into Heilig-Meyers following the Merger. The Company did not remodel any stores during the second quarter, and all remodeling activity has been indefinitely suspended in the light of the execution of the Merger Agreement and to allow the stores acquired from Weberg and Glick's to be fully integrated into Rhodes' operations. See "Recent Developments."

           Gross profit as a percentage of net sales for the three months ended August 31, 1996 decreased to 44.8%, down from 47.8%, compared with the same period last year and for the six months ended August 31, 1996 decreased to 45.0% from 48.0%, compared with the same period last year. The decline in the gross profit percentage was due to the liquidation sale of inventory acquired from Weberg and Glick's during all of the first quarter and the first month of the second quarter. The decline in the gross profit percentage during the second quarter and six months was also due to more aggressive price promotions in all stores due to the weak retailing environment for mid-priced furniture. The acquired stores will have lower gross profit in fiscal year 1997 than Rhodes has had historically as the inventories are liquidated and changed to Rhodes' line-up and due to the accounting deferral of revenues from warranties sold for the first time in the acquired stores. The Texas and Colorado stores will continue to have lower gross profit due to higher freight costs.

           Finance charge and insurance commission income derives from commissions earned under the Company's merchant agreement whereby all newly created accounts receivable are sold to Beneficial National Bank U.S.A. ("BNB") and from commissions on credit insurance on credit customer balances. The amounts earned increased 13.5% and 9.8% for the three and six months ended August 31, 1996, respectively, due to an increase in the net insurance commissions collected on customers' accounts. As the Weberg and Glick's stores sell credit insurance and customers' aggregate balances increase, management expects insurance commission income to increase.

           Selling expense for the three and six months ended August 31, 1996 increased as a percentage of net sales to 17.3% and 17.0%, respectively, compared to 16.2% and 16.4%, respectively, for the same periods last year. The increase as a percentage of net sales is due to a decrease in same store sales and, in the second quarter, an increase in advertising over prior year levels.

           General and administrative expenses for the quarter ended August 31, 1996 increased to $35,381,000 (29.7% of net sales) from $24,741,000 (25.9% of net sales) for the three months last year, and for the six months ended August 31, 1996 increased to $72,672,000 (30.4% of net sales) from $49,321,000 (26.7%
of net sales) for the same period last year. The increased expense for the three and six month periods ended August 31, 1996 is due to increases in employee expenses and the cost of adding 35 new stores. The increase in the percentage of net sales is due primarily to a decline in same store sales this year compared with last year. In light of recent disappointing results the Company has instituted expense saving measures by reducing the employee count by approximately 200 in the stores and approximately 75 in the corporate office since year end.

LIQUIDITY AND CAPITAL RESOURCES

           Currently, the Company's principal sources of liquidity are cash flow from operations and additional borrowing capacity under its Revolving Credit Agreement described below. Net cash provided by operating activities for the six months ended August 31, 1996 was approximately $3.7 million compared with $6.0 million cash provided for the six months last year. The Company's principal uses of cash are debt service obligations, capital expenditures and working capital needs.

           For the three and six months ended August 31, 1996 FIFO inventory turns decreased to 3.0x and 2.9x, respectively, compared with 3.5x and 3.4x for the same periods last year. Inventories increased by $24.6 million at August 31, 1996 compared to August 31, 1995 due to the acquisition of approximately $30.3 million in inventory from Weberg and Glick's and the new larger stores. The Company has historically had low or negative working capital, primarily as a result of its tight inventory controls, low cash balances and the inclusion in current liabilities of deferred revenues, such as merchandise sold but not delivered and deferred warranty revenue. The Company had a working capital deficit of $.2 million at August 31, 1996.

           The Company's capital expenditures for equipment and expansion and remodeling or refurbishing of stores are estimated at $15.0 million for fiscal 1997 compared with $23.5 million for fiscal 1996, not including $6.3 million in capital additions related to the Weberg and Glick's acquisitions. The Company has for the present suspended the remodeling program following completion of six stores to allow the stores acquired from Weberg and Glick's to be fully integrated into Rhodes' operations and to permit Rhodes to be integrated with Heilig-Meyers following the Merger.

           The Company maintains a Revolving Credit Agreement with Wachovia National Bank and Fleet Credit Corporation for the lesser of $45.0 million or 50% of eligible inventory plus a three year term loan of $20.0 million. The loan agreement expires on January 12, 1999 and therefore has been classified in the financial statements as long term debt, with the exception of the portion of the term loan due within one year. The agreement is secured by substantially all of the inventory of the Company. As of October 9, 1996, there was $40.9 million outstanding under the Revolving Credit Agreement and approximately $10.6 million remains available under the Agreement. In connection with the execution of the Merger Agreement, on October 15, 1996, the Company entered into an amendment to the Revolving Credit Agreement pursuant to which certain financial covenants contained therein were modified.

           In June, 1996 the Company arranged a bridge loan of $9.0 million for 60 days as an amendment to the Revolving Credit Agreement. Green Capital Investors, L.P., an affiliate of the Company, participated in the extension of the loan to the Company in the amount of $3 million. Proceeds of the loan were used to make a mandatory prepayment on the Company's senior secured notes in the amount of $7.5 million and for working capital purposes. The bridge loan was extended to September 30, 1996, but was repaid in full on September 24, 1996.

           On October 21, 1996, the Company obtained a waiver of its fixed charge coverage ratio covenant for the second quarter from the senior note holders effective until November 19, 1996 to allow time to negotiate an agreement that would provide an additional waiver to facilitate the Merger and would also provide that, upon completion of the Merger, the fixed charge coverage ratio covenant would be amended, conditioned upon a Heilig-Meyers' guarantee of the senior secured notes. If an additional waiver is not entered into by November 19, 1996 (or if, prior to such date, there is a public announcement that the Merger will not be consummated), the waiver described above will be null and void and the Company would be in default under the notes.

                                  RHODES, INC.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

           In October 1996, the Company entered into a settlement agreement in connection with the previously reported purported class action litigation (see
Item 3 of the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1996) pursuant to which the parties thereto have submitted a joint motion for dismissal with prejudice regarding the claims of the named plaintiffs in consideration of payment of a nominal amount.

           Due to the nature of Rhodes' business, it is from time to time a party to other legal proceedings arising in the ordinary course of its business, none of which, in the judgment of management, would have a material adverse effect on its operations or financial condition if adversely determined.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

           On July 16, 1996 the shareholders of the Company, acting at the annual meeting of shareholders, re-elected the then current directors of the Company, Messrs. Irwin L. Lowenstein, Holcombe T. Green, Jr., James R. Kuse, James V. Napier, and Don L. Chapman. Shares were cast for each director, or shares withheld authority from each nominee, as follows:

           DIRECTOR NOMINEE                  VOTES FOR            VOTES WITHHELD
           Irwin L. Lowenstein               8,486,947                 1,416

           Holcombe T. Green, Jr.            8,486,672                 1,691

           James R. Kuse                     8,486,963                 1,400

           James V. Napier                   8,487,037                 1,326

           Don L. Chapman                    8,486,793                 1,570

           At such annual meeting, the shareholders of the Company also ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ending February 28, 1997. An aggregate of 8,486,322 were voted in favor of such ratification, an aggregate of 1,486 shares were voted against such ratification and an aggregate of 555 shares abstained.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   EXHIBITS:

        2. Agreement and Plan of Merger, dated as of September 17, 1996, among Rhodes, Inc., Heilig-Meyers Company and HM Merger Subsidiary, Inc. (incorporated by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K dated September 23, 1996).

        4.1. Agreement and Waiver, dated as of October 21, 1996, to the Note Purchase Agreement between the Company and the lenders named therein.

        4.2. Fifth Amendment, dated as of October 11, 1996 to Loan and Security Agreement, dated as of January 12, 1996, as amended, among the Company, Wachovia Bank of Georgia, N.A. and Fleet Capital Corporation.

        27.       Financial Data Schedule

  (b)   REPORTS ON FORM 8-K

                  The Registrant filed Current Report on Form 8-K on September 23, 1996, which reported the execution of the Merger Agreement with Heilig-Meyers Company. See "Recent Developments" in Part I, which is incorporated herein by reference.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RHODES, INC.
                                    --------------------------------
                                               (Registrant)

Date: October 15, 1996              By: /s/ Joel H. Dugan
                                        -----------------------